Form 10-Q
period 2021-06-30
Colonnade Acquisition Corp. II
filed 2021-08-23
CIK 1837739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
Rule 12b-2 of
the Exchange Act):    Yes  ☒    No  ☐
As of August

3
, 2021, 33,000,000 Class A ordinary shares, par value $0.0001 per share, and 8,250,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

COLONNADE ACQUISITION CORP. II
FORM 10-Q FOR
THE QUARTER ENDED JUNE 30, 2021

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLONNADE ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30,
	2021	December 31,
	(Unaudited)	2020
Assets
Current assets:

Cash	$529,587	$25,000
Prepaid expenses	1,164,254	—
Deferred offering costs associated with IPO	—	61,814

Total current assets	1,693,841	86,814
Cash and investment h eld in t rust account	330,029,692	—

Total assets	$331,723,533	$86,814

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$65,546	$35,000
Promissory Note – related party	—	30,000

Total current liabilities	65,546	65,000
Warrant Liabilities	13,368,666	—
Deferred underwriters’ discount	10,657,500	—

Total liabilities	24,091,712	65,000

Commitments
Class A ordinary shares subject to possible redemption 30,263,182 s hares at redemption value	302,631,817	—
Shareholders’ equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,736,818 s hares and 0 shares (excluding 30,263,182 a nd 0 shares subject to possible redemption) issued and outstanding at June 30, 2021 and December 31, 2020, respectively	274	—
Class B ordinary shares, $0.0001 par value;50,000,000 shares authorized; 8,250,000 and 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	825	863
Additional paid-in capital	1,833,735	24,137
Accumulated earnings (deficit)	3,165,170	(3,186)

Total shareholders’ equity	5,000,004	21,814

Total liabilities and shareholders’ equity	$331,723,533	$86,814

See accompanying notes to the financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED
STATEMENTS
OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$392,887	$438,950

Loss from operations	(392,887)	(438,950)

Other Income (Loss)
Interest income	24,342	29,692
Change in fair value of warrant liabilities	3,502,000	4,052,667
Offering expenses related to warrant issuance	—	(475,053)

Total other income	3,526,342	3,607,306

Net income	$3,133,455	$3,168,356

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	30,263,182	29,943,752

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding, Non-redeemable ordinary shares	10,986,818	10,268,210

Basic and diluted net loss per share, Non-redeemable ordinary shares	$0.28	$0.31

See accompanying notes to the financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED
STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(3,186)	$21,814
Sale of Units in Initial Public Offering, net of underwriter fee	33,000,000	3,300	—	—	329,996,700	—	330,000,000
Sale of private placement	—	—	—	—	8,600,000	—	8,600,000
Initial fair value of warrants accounted for as liabilities	—	—	—	—	(17,421,333)	—	(17,421,333)
Underwriter discount	—	—	—	—	(6,090,000)	—	(6,090,000)
Deferred underwriter discount	—	—	—	—	(10,657,500)	—	(10,657,500)
Other offering cost charged to shareholders’ equity	—	—	—	—	(464,569)	—	(464,569)
Sponsor forfeiture of shares	—	—	(375,000)	(38)	38	—	—
Reclassification of offering cost related to warrant issuance	—	—	—	—	475,053	—	475,053
Class A ordinary shares subject to possible redemption	(29,949,836)	(2,995)	—	—	(299,495,368)	—	(299,498,363)
Net income	—	—	—	—	—	34,901	34,901

Balance as of March 31, 2021	3,050,164	$305	8,250,000	$825	$4,967,158	$31,715	$5,000,003

Balance as of March 31, 2021	3,050,164	$305	8,250,000	$825	$4,967,158	$31,715	$5,000,003
Class A ordinary shares subject to possible redemption	(313,346)	(31)	—	—	(3,133,423)	—	(3,133,454)
Net income	—	—	—	—	—	3,133,455	3,133,455

Balance as of June 30, 2021	2,736,818	$274	8,250,000	$825	$1,833,735	$3,165,170	$5,000,004

See accompanying notes to the financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$3,168,356
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(29,692)
Change in fair value of warrant liabilities	(4,052,667)
Offering costs allocated to warrants	475,053
Changes in current assets and current liabilities:	—
Prepaid assets	(1,164,254)
Accounts payable	65,546

Net cash used in operating activities	(1,537,658)

Cash Flows from Investing Activities:
Investment of cash into trust account	(330,000,000)

Net cash used in investing activities	(330,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	323,910,000
Proceeds from issuance of Private Placement Warrants	8,600,000
Proceeds from issuance of promissory note to related party	115,824
Repayment of promissory note to related party	(145,824)
Payments of offering costs	(437,755)

Net cash provided by financing activities	332,042,245

Net Change in Cash	504,587
Cash - Beginning	25,000

Cash - Ending	$529,587

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$298,977,981

Initial value of warrant liabilities	$17,421,333

Change in value of Class A ordinary shares subject to possible redemption	$3,653,836

Deferred underwriters’ discount payable charged to additional paid-in capital	$10,657,500

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
As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Financing
The registration statement for the Company’s IPO was declared effective on March 9, 2021 (the “Effective Date”). On March 12, 2021, the Company consummated the IPO of 33,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $330,000,000, which is discussed in Note 3.
Simultaneously with the closing of the IPO, the Company consummated the sale of 5,733,333 warrants (the “Private Placement Warrant”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.
Transaction costs amounted to $17,212,069 consisting of $6,090,000 of underwriting fee, $10,657,500 of deferred underwriting fee and $464,569 of other offering costs. Of the total transaction cost $475,053 was expensed as non-operating expenses
in that statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the Public Warrant (as defined in Note 3) liabilities and the Class A ordinary shares.
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
Going Concern
As of June 30, 2021, the Company had cash outside the Trust Account of $529,587 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through June 30, 2021, the Company’s liquidity needs were satisfied through rec
e
ipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, it would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.
The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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

Note 2— Significant Accounting Policies
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
interim results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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

As of
June 30, 2021 and December 31, 2020, the Company had $529,587 and $25,000 in cash, respectively. The Company had no cash equivalents as of
June 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021, the Trust Account had $330,029,692 held in primarily U.S. Treasury bills. During period January 1, 2021 to June 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account.
Ordinary shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 30,263,182 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method
of income (loss) per share. Net income per ordinary shares, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account totaling $5,350 for the three months ended June 30, 2021 by the weighted average number of Class A ordinary shares outstanding since original issuance. Net loss per ordinary shares, basic and diluted for Class B ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. Class B ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
The basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A ordinary shares
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Interest earned on marketable securities held in Trust Account	$24,342	$29,692
Less: Company portion available to pay taxes	24,342	29,692

Net income allocable to shares subject to possible redemption	$—	$—

Denominator: Weighted Average Redeemable Class A ordinary shares
Basic and diluted weighted average shares outstanding	30,263,182	29,943,752

Basic and diluted net income per ordinary share	$—	$—

Non-Redeemable Class A and Class B ordinary shares
Numerator: Net Income Minus Net Earnings
Net income	$3,133,455	$3,168,356
Less: Income allocable to ordinary shares subject to possible redemption	24,342	29,692

Non-Redeemable net income	$3,109,113	$3,138,664

Weighted average shares outstanding, basic and diluted	10,986,818	10,268,210

Basic and diluted net income per ordinary share	$0.28	$0.31

Offering Costs
The Company complies with the requirements of the
ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on June 30, 2021, offering costs totaling $17,212,069 have been charged to shareholders’ equity (consisting of $6,090,000 of underwriting fee, $10,657,500 of deferred underwriting fee and $464,569 of other offering costs). Of the total transaction cost $475,053 was reclassed to expense as a non-operating expense
in the statement of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the Public Warrant (as defined in Note 3) liabilities and the Class A ordinary shares.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and Accounting Standards
Codification 815-40, Derivatives
and Hedging; Contracts in Entity’s Own Equity (“ASC 815
”), the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Note 3 — Initial Public Offering
Pursuant to the IPO, the Company sold 33,000,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares, par value $0.0001 per share one-fifth of
one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share.

Note 4 — Private Placement Warrants
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
Note 5 — Related Party Transactions
Founder Shares
On December 31, 2020, the Company issued 7,187,500 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000. On February 24, 2021, the Company effected a share capitalization of 1,437,500 shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding. Up to 1,125,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On March 12, 2021, the underwriter partially exercised the over-allotment option and therefore 375,000 Founder Shares were forfeited, and 750,000 Founder Shares are no longer subject to forfeiture, resulting in 8,250,000 Founder Shares outstanding at June 30, 2021.
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
the lock-up.

Promissory Note — Related Party
On December 17, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing,
unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds that has been allocated to the payment of offering expenses. As of June 30, 2021, there was no outstanding balance under the promissory note.
Administrative Support Agreement
Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $30,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

For the three and six month periods ended June 30, 2021, the Company has incurred $111,290 in expense pursuant to this agreement. All outstanding fees owed are paid and thus nothing is accrued as of June 30, 2021.
Working Capital Loans
In addition,
in

order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of
June 30
,
2021, the Company had not outstanding borrowings under the Working Capital Loans.
Note 6 — Commitments & Contingencies
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

Note 7 — Shareholders’ Equity
Preference shares
 — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2021, there were no shares of preference shares issued or outstanding.
Class
 A ordinary shares
 — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 2,736,818 and 0 shares issued and outstanding (excluding 30,263,182 and 0 shares subject to possible redemption), respectively
Class
 B ordinary shares
 — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 8,250,000 and 8,625,000 shares of Class B ordinary shares issued or outstanding, respectively.
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
Note 8 — Warrants
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

Note 9 — Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should be recorded as derivative liabilities. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Warrant liabilities – Public Warrants	7,062,000	7,062,000	—	—
Warrant liabilities – Private Warrants	6,306,667	—	—	6,306,667

	$13,368,667	$7,062,000	$—	$6,306,667

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The Company utilizes a Black Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
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
There were
no
transfers between Levels 1, 2 or 3 during the quarter ended

June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 12, 2021 (Initial Measurement) Public Warrants	At March 12, 2021 (Initial Measurement) Private Placement Warrants

Share price	$9.70	$9.70
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	24.0%	24.0%
Risk-free rate	0.98%	0.98%
Dividend yield	0.0%	0.0%
Redemption trigger price	$18.00	$0.00

At June 30, 2021 Private Placement Warrants

Share price	$9.77
Strike price	$11.50
Term (in years)	5.0
Volatility	19.2%
Risk-free rate	0.94%
Dividend yield	0.0%
Redemption trigger price	$0.00
The following table presents the changes in the fair value of warrant liabilities:

	Public	Private	Warrant
		Placement	Liabilities

Fair value as of November 24, 2020	$—	$—	$—
Initial measurement on March 12, 2021	9,108,000	8,313,333	17,421,333
Change in valuation inputs or other assumptions	(264,001)	(286,666)	(550,667)
Fair value as of March 31, 2021	$8,844,000	$8,026,667	$16,870,667
Change in valuation inputs or other assumptions	(1,782,000)	(1,720,000)	(3,502,000)

Fair value as of June 30, 2021	$7,062,000	$6,306,667	$13,368,667

Note 10 — Subsequent Events
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 24, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income
in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the six months ended, we had a net income of $3,168,356. We incurred $438,950 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $29,692 on our amounts held in the Trust Account.
For the three months ended, we had a net income of $3,133,455. We incurred $392,887 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $24,342 on our amounts held in the Trust Account.

Liquidity, Capital Resources and Going Concern
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
For the six months ended June 30, 2021, cash used in operating activities was $1,537,658, which consisted of our net income of $3,168,356, interest earned on marketable securities held in the Trust Account of $29,692, changes in the fair value of warrant liabilities of $4,052,667, offering costs allocated to warrants of $475,053 and changes in current assets and current liabilities, which used $1,537,658 of cash.
As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $330,029,692. We may withdraw interest to pay our taxes, if any. Through June 30, 2021, we have not withdrawn any amounts to pay for our tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash outside the trust account of $529,587 available for working capital needs. All remaining cash held in the trust account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2021, none of the amount in the trust account was available to be withdrawn as described above.
Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.
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
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.
The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet
Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet
arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
arrangements. We have not entered into
any off-balance sheet
financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s warrants as components of equity instead of as derivative liabilities, which was identified and discussed in Part I, Item 4 of our Form
10-Q
for the period ended March 31, 2021 filed with the SEC on May 27, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, notwithstanding the identified material weakness as of June 30, 2021, management, including our Chief Executive Officer, believes that the financial statements included in this Quarterly Report on
Form 10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.
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
Changes in Internal Control Over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

•	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC and in our Form
10-Q
for the period ended March 31, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
None.
ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

COLONNADE ACQUISITION CORP. II

Date: August 23, 2021	/s/ Remy W. Trafelet
	Name:	Remy W. Trafelet
	Title:	Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)