Form 10-Q
period 2021-09-30
Colonnade Acquisition Corp. II
filed 2021-11-22
CIK 1837739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Exchange Act):    Yes  ☒    No  ☐
As of
November 22, 2021
, 33,000,000 Class A ordinary shares, par value $0.0001 per share, and 8,250,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

COLONNADE ACQUISITION CORP. II
FORM 10-Q FOR
THE QUARTER ENDED SEPTEMBER 30, 2021

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLONNADE ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30,
	2021	December 31,
	(Unaudited)	2020
Assets
Current assets:
Cash	$415,801	$25,000
Prepaid expenses	687,018	—
Deferred offering costs associated with IPO	—	61,814

Total current assets	1,102,819	86,814

Prepaid expenses – non-current portion	295,913	—
Cash and marketable securities held in trust account	330,054,458	—

Total assets	$331,453,190	$86,814

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$73,520	$35,000
Promissory Note – related party	—	30,000

Total current liabilities	73,520	65,000
Warrant Liabilities	9,990,000
Deferred underwriters’ discount	10,657,500	—

Total liabilities	20,721,020	65,000

Commitments
Class A ordinary shares subject to possible redemption 33,000,000 and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	330,000,000	—
Shareholders’ equity (deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares (excluding 33,000,0000 and 0 shares subject to possible redemption) issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,250,000 and 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	825	863
Additional paid-in capital	—	24,137
Accumulated earnings (deficit)	(19,268,655)	(3,186)

Total shareholders’ equity (deficit)	(19,267,830)	21,814

Total liabilities and shareholders’ equity (deficit)	$331,453,190	$86,814

See accompanying notes to the financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Formation and operating costs	$303,083	$742,033

Loss from operations	(303,083)	(742,033)

Other Income (Expense)
Interest income	24,766	54,458
Change in fair value of warrant liabilities	3,378,666	7,431,333
Offering expenses related to warrant issuance	—	(475,053)

Total other income	3,403,432	7,010,738

Net income	$3,100,349	$6,268,705

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	33,000,000	33,000,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$0.15

Weighted average shares outstanding, Non-redeemable ordinary shares	8,250,000	8,057,692

Basic and diluted net income per share, Non-redeemable ordinary shares	$0.08	$0.15

See accompanying notes to the financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(3,186)	$21,814
Sale of private placement	—	—	—	—	8,600,000	—	8,600,000
Initial fair value of private warrants accounted for as liabilities	—	—	—	—	(8,313,333)	—	(8,313,333)
Sponsor forfeiture of shares	—	—	(375,000)	(38)	38	—	—
Accretion for Class A ordinary shares subject to redemption	—	—	—	—	(310,842)	(25,534,174)	(25,845,016)
Net income	—	—	—	—	—	34,901	34,901

Balance as of March 31, 2021 (Restated)	—	$—	8,250,000	$825	$—	$(25,502,459)	$(25,501,634)

Net income	—	—	—	—	—	3,133,455	3,133,455

Balance as of June 30, 2021 (Restated)	—	$—	8,250,000	$825	$—	$(22,369,004)	$(22,368,179)

Net income	—	—	—	—	—	3,100,349	3,100,349

Balance as of September 30, 2021	—	$—	8,250,000	$825	$—	$(19,268,655)	$(19,267,830)

See accompanying notes to the financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$6,268,705
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(54,458)
Change in fair value of warrant liabilities	(7,431,333)
Offering costs allocated to warrants	475,053
Changes in current assets and current liabilities:
Prepaid assets	(982,931)
Accounts payable	73,520

Net cash used in operating activities	(1,651,444)

Cash Flows from Investing Activities:
Investment of cash into trust account	(330,000,000)

Net cash used in investing activities	(330,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	323,910,000
Proceeds from issuance of Private Placement Warrants	8,600,000
Proceeds from issuance of promissory note to related party	115,824
Repayment of promissory note to related party	(145,824)
Payments of offering costs	(437,755)

Net cash provided by financing activities	332,042,245

Net Change in Cash	390,801
Cash - Beginning	25,000

Cash - Ending	$415,801

Supplemental Disclosure of Non-cash Financing Activities:
Accretion for Class A ordinary shares subject to redemption	$25,845,016

Initial value of warrant liabilities	$17,421,333

Deferred underwriting commissions payable charged to additional paid in capital	$10,657,500

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
As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in
the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Financing
The registration statement for the Company’s IPO was declared effective on March 9, 2021 (the “Effective Date”). On March 12, 2021, the Company consummated the IPO of 33,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public shares”), at $10.00 per Unit, generating gross proceeds of $330,000,000, which is discussed in Note 4.
Simultaneously with the closing of the IPO, the Company consummated the sale of 5,733,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 5.
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
Trust Account
Following the closing of the IPO on March 15, 2021, an amount of $330,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the
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

Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all the net proceeds are intended to be generally applied toward consummating a business combination.
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
The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a business combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.
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

Going Concern
As of September 30, 2021, the Company had cash outside the Trust Account of $415,801 and working capital of $1,029,299. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was withdrawn as described above.
Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.
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

Note 2 -
Restatement
of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company has historically classified a portion of Class A ordinary shares in permanent equity to satisfy the $5,000,000 net tangible asset requirement.
However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated
the Company’s application of ASC
480-10-S99-3A
to its accounting classification of public shares. Upon
re-evaluation,
management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.
Impact of the
Restatement
There has been no change in the Company’s total assets, liabilities or operating results. The impact to the balance sheet as of March 12, 2021, the balance sheet, statement of operations and statement of changes in shareholders’ equity as of March 31, 2021 and the balance sheet, statement of operations and statement of changes in shareholders’ equity as of June 30, 2021 is presented below:

	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet as of March 12, 2021 (per Prospectus filed on March 18, 2021)
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption at redemption value ($)	$298,977,980	$31,022,020	$330,000,000
Shareholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	310	(310)	—
Additional paid-in capital	5,487,535	(5,487,535)	—
Retained Earnings (Accumulated Deficit)	(633,242)	(25,534,175)	(26,167,417)

Total shareholders’ equity (deficit)	$5,000,009	$(31,022,020)	$(26,166,592)

Shares subject to possible redemption	29,897,798	3,102,202	33,000,000

Financial Statements as of March 31, 2021 (per Form 10-Q filed on May 27, 2021)
Balance Sheet
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption at redemption value ($)	$299,498,363	$30,501,637	$330,000,000
Shareholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	305	(305)	—
Additional paid-in capital	4,967,158	(4,967,158)	—
Retained Earnings (Accumulated Deficit)	31,715	(25,534,174)	(25,502,459)

Total shareholders’ equity (deficit)	$5,000,003	$(30,501,637)	$(25,501,634)

Shares subject to possible redemption	29,949,836	3,050,164	33,000,000

Statement of Operations
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	29,900,400	3,099,600	33,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$—	$0.00
Weighted average shares outstanding, non-redeemable ordinary shares	9,230,467	(1,570,355)	7,660,112
Basic and diluted net income per share, non-redeemable ordinary shares	$0.00	$—	$0.00
Statement of Changes in Shareholders’ Equity (1)
Ordinary Class A - Shares	3,050,164	(3,050,164)	—
Sale of Units in Initial Public Offering, net of underwriter fee	$330,000,000	$(330,000,000)	$—
Initial fair value of warrants accounted for as liabilities	$(17,421,333)	$9,108,000	$(8,313,333)
Underwriter discount	$(6,090,000)	$6,090,000	$—
Deferred underwriter discount	$(10,657,500)	$10,657,500	$—
Other offering cost charged to shareholders’ equity	$(464,569)	$464,569	$—
Reclassification of offering cost related to warrant issuance	$475,053	$(475,053)	$—
Class A ordinary shares subject to possible redemption	$(299,498,363)	$299,498,363	$—
Accretion for Class A ordinary shares subject to redemption	$—	$(25,845,016)	$(25,845,016)
Financial Statements as of June 30, 2021 (per Form 10-Q filed on August 23, 2021)
Balance Sheet
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption at redemption value ($)	$302,631,817	$27,368,183	$330,000,000
Shareholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	274	(274)	—
Additional paid-in-capital	1,833,735	(1,833,735)	—
Retained Earnings (Accumulated Deficit)	3,165,170	(25,534,174)	(22,369,004)

Total shareholders’ equity (deficit)	$5,000,004	$(27,368,183)	$(22,368,179)

Shares subject to possible redemption	30,263,182	2,736,818	33,000,000

Statement of Operations
Three Months ended June 30, 2021
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	30,263,182	2,736,818	33,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.08	$0.08
Weighted average shares outstanding, non-redeemable ordinary shares	10,986,818	(2,736,818)	8,250,000
Basic and diluted net income per share, non-redeemable ordinary shares	$0.28	$(0.20)	$0.08
Six Months ended June 30, 2021
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	29,943,752	3,056,248	33,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.08	$0.08
Weighted average shares outstanding, non-redeemable ordinary shares	10,268,210	(2,608,098)	7,660,112
Basic and diluted net income per share, non-redeemable ordinary shares	$0.31	$(0.23)	$0.08
Statement of Changes in Shareholders’ Equity (1)
Three Months ended June 30, 2021
Ordinary Class A - Shares	2,736,818	(2,736,818)	—
Class A ordinary shares subject to possible redemption	$(3,133,454)	$3,133,454	$—

(1)
The changes to the Ordinary Class A - Amount, Additional Paid-in Capital, Accumulated Deficit and Total Shareholders’ Equity (Deficit) line items shown in the Balance Sheet are also included in the restatement to the Statement of Changes in Shareholders’ Equity

Note 3— Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article
8
of Regulation S-X of th
e
 SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a compl
e
te presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on March 10, 2021, as well as the Company’s Current Reports on Form 8-K. The interim
results for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had $415,801 and $25,000 in cash, respectively. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
As of September 30, 2021, the Trust Account had $330,054,458 held in primarily U.S. Treasury bills. During the period January 1, 2021 to September 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account.
Ordinary shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 33,000,000
 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Gross Proceeds	$330,000,000
Less:
Proceeds allocated to public warrants	(9,108,000)
Issuance costs related to Class A ordinary shares	(16,737,016)
Plus:
Accretion of carrying value to redemption value	25,845,016

Contingently redeemable Class A ordinary shares	$330,000,000
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Company applies the two-class
method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2021
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$2,480,279	$5,038,453
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	33,000,000	33,000,000

Basic and Diluted net loss per share, Redeemable Class A Ordinary shares	$0.08	$0.15

Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Class B ordinary shares not subject to redemption	$620,070	$1,230,252
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	8,250,000	8,057,692

Basic and diluted net loss per share, ordinary shares	$0.08	$0.15

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

Income Taxes
The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized
.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Standards
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
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
Note 6 — Related Party Transactions
Founder Shares
On December 31, 2020, the Company issued 7,187,500 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000. On February 24, 2021, the Company effected a share capitalization of 1,437,500 shares, resulting in 8,625,000 shares of Class B ordinary shares being issued and outstanding. Up to 1,125,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On March 12, 2021, the underwriter partially exercised the over-allotment option and therefore 375,000 Founder Shares were forfeited, and 750,000 Founder Shares are no longer subject to forfeiture, resulting in 8,250,000 Founder Shares outstanding at September 30, 2021.
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
Promissory Note — Related Party
On December 17, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured
and are due at the earlier of December 31, 2021 or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds that has been allocated to the payment of offering expenses. As of September 30, 2021, there was no outstanding balance under the promissory note.

Administrative Support Agreement
Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $30,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company has incurred $90,000 and $201,290, respectively, in expense pursuant to this agreement. All outstanding fees owed are paid and thus nothing is accrued as of September 30, 2021.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had not outstanding borrowings under the Working Capital Loans.
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
Note 8 — Shareholders’ Equity
Preference shares
 — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class
 A ordinary shares
 — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were no shares issued and outstanding (excluding 33,000,000 and 0 shares subject to possible redemption, respectively).
Class
 B ordinary shares
 — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were 8,250,000 and 8,625,000 shares of Class B ordinary shares issued and outstanding, respectively.
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
The warrants will become exercisable 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Warrant liabilities – Public Warrants	5,346,000	5,346,000	—	—
Warrant liabilities – Private Warrants	4,644,000	—	—	4,644,000

	$9,990,000	$5,346,000	$—	$4,644,000

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The Company utilizes a Black Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the
U.S. Treasury zero-coupon yield curve
on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
There were no transfers between Levels 1, 2 or 3 during the quarter ended September 30, 2021.

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

At
September 30,
2021
Private
Placement
Warrants
Share price	$9.78
Strike price	$11.50
Term (in years)	5.0
Volatility	15.2%
Risk-free rate	1.07%
Dividend yield	0%
Redemption trigger price	$0.00
The following table presents the changes in the f
air value
of warrant liabilities:

		Private	Warrant
	Public	Placement	Liabilities
Fair value as of November 24, 2020	$—	$—	$—
Initial measurement on March 12, 2021	9,108,000	8,313,333	17,421,333
Change in valuation inputs or other assumptions	(264,000)	(286,666)	(550,667)

Fair value as of March 31, 2021	$8,844,000	$8,026,667	$16,870,667
Change in valuation inputs or other assumptions	(1,782,000)	(1,720,000)	(3,502,000)

Fair value as of June 30, 2021	$7,062,000	$6,306,667	$13,368,667
Change in valuation inputs or other assumptions	(1,716,000)	(1,662,667)	(3,378,667)

Fair value as of September 30, 2021	$5,346,000	$4,644,000	$9,990,000

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our IPO, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 24, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and the Company’s search for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.
We generate non-operating income in
the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the nine months ended September 30, 2021, we had a net income of $6,268,705. We incurred $742,033 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $54,458 on our amounts held in the Trust Account, unrealized gain from change in fair value of warrant liabilities of $7,431,333, and offering expenses related to warrant issuance of $475,053.

For the three months ended September 30, 2021, we had a net income of $3,100,349. We incurred $303,083 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $24,766 on our amounts held in the Trust Account and unrealized gain from change in fair value of warrant liabilities of $3,378,666.
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
For the nine months ended September 30, 2021, cash used in operating activities was $1,651,444, which consisted of our net income of $6,278,705, interest earned on marketable securities held in the Trust Account of $54,458, changes in the fair value of warrant liabilities of $7,431,333, offering costs allocated to warrants of $475,053 and changes in current assets and current liabilities, which used $909,411 of cash.
As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $330,054,458. We may withdraw interest to pay our taxes, if any. Through September 30, 2021, we have not withdrawn any amounts to pay for our tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash outside the trust account of $415,801 available for working capital needs. All remaining cash held in the trust account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of September 30, 2021, none of the amount in the trust account was available to be withdrawn as described above.
Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.
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
Off-Balance Sheet
Financing Arrangements
We have no obligations, assets or liabilities, which would
be considered off-balance sheet arrangements
as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
We issued an aggregate of 12,333,333 warrants in connection with our IPO and private placement, which are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants have been estimated using Monte Carlo simulations and the Private Placement Warrants have been estimated using Black Scholes model at each measurement date.
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
Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15(e) and 15d-15(e) under
the Exchange Act) were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting regarding the restatements related to complex financial instruments.

The restatements constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on
Form 10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as well as the Company’s balance sheet included on the Company’s Form 8-K, these were necessitated by the fact that the Company’s shares are complex equity instruments with certain redemption provisions not solely within the control of the Company and thus require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company revised its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended September 30, 2021:

•	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

COLONNADE ACQUISITION CORP. II

Date: November 22 , 2021		/s/ Remy W. Trafelet
	Name:	Remy W. Trafelet
	Title:	Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)