Form 10-Q
period 2022-03-31
Colonnade Acquisition Corp. II
filed 2022-05-26
CIK 1837739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
the Exchange Act).    Yes  ☒    No  ☐
As of May
25
, 2022, 33,000,000
Class A Ordinary Shares, par
value $0.0001 per share, and
8,250,000
Class B Ordinary Shares, par value $0.0001 per share, were issued and outstanding, respectively.

COLONNADE ACQUISITION CORP. II
FORM 10-Q FOR
THE QUARTER ENDED MARCH 31, 2022

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLONNADE ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31,
	2022	December 31,
	(Unaudited)	2021
Assets
Current assets:
Cash	$109,674	$299,837
Prepaid expenses	634,918	630,813

Total current assets	744,592	980,650

Prepaid expenses –non-current portion	—	125,763
Cash and marketable securities held in trust account	330,174,862	330,082,791

Total assets	$330,919,454	$331,189,204

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,922,619	$3,313,965
Promissory note – related party	250,000	—

Total current liabilities	5,172,619	3,313,965

Warrant liabilities	5,169,040	9,024,880
Deferred underwriters’ discount	10,657,500	10,657,500

Total liabilities	20,999,159	22,996,345

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption 33,000,000 at redemption value of $10	330,000,000	330,000,000
Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; no shares (excluding 33,000,000 shares subject to possible redemption) issued and outstanding	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 8,250,000 shares issued and outstanding	825	825
Additional paid-in capital	—	—
Accumulated deficit	(20,080,530)	(21,807,966)

Total shareholders’ deficit	(20,079,705)	(21,807,141)

Total liabilities, redeemable ordinary shares and shareholders’ deficit	$330,919,454	$331,189,204

See accompanying notes to the unaudited condensed financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Formation and operating costs	$2,220,475	$46,063

Loss from operations	(2,220,475)	(46,063)

Other Income (Expense)
Interest income earned on Trust Account	92,071	5,350
Change in fair value of Warrant liabilities	3,855,840	550,667
Offering costs allocated to Warrants	—	(475,053)

Total other income , net	3,947,911	80,964

Net income	$1,727,436	$34,901

Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	33,000,000	33,000,000

Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.04	$0.00

Weighted average shares outstanding, Class B Ordinary Shares	8,250,000	7,660,112

Basic and diluted net income per share, Class B Ordinary Shares	$0.04	$0.00

See accompanying notes to the unaudited condensed financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021
(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2022	—	$—	8,250,000	$825	$—	$(21,807,966)	$(21,807,141)
Net income	—	—	—	—	—	1,727,436	1,727,436

Balance as of March 31, 2022	—	$—	8,250,000	$825	$—	$(20,080,530)	$(20,079,705)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(3,186)	$21,814
Sponsor forfeiture of shares	—	—	(375,000)	(38)	38	—	—
Remeasurement for Class A ordinary shares subject to redemption	—	—	—	—	(24,175)	(25,534,174)	(25,558,349)
Net income	—	—	—	—	—	34,901	34,901

Balance as of March 31, 2021	—	$—	8,250,000	$825	$—	$(25,502,459)	$(25,501,634)

See accompanying notes to the unaudited condensed financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021
(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$1,727,436	$34,901
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(92,071)	(5,350)
Change in fair value of Warrant liabilities	(3,855,840)	(550,667)
Offering costs allocated to Warrants	—	475,053
Changes in current assets and current liabilities:
Prepaid assets	171,658	(1,336,212)
Accounts payable	1,608,654	40,000

Net cash used in operating activities	(440,163)	(1,342,275)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(330,000,000)

Net cash used in investing activities	—	(330,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	323,910,000
Proceeds from issuance of Private Placement Warrants	—	8,600,000
Proceeds from issuance of promissory note to related party	250,000	115,824
Repayment of promissory note to related party	—	(145,824)
Payments of offering costs	—	(437,755)

Net cash provided by financing activities	250,000	332,042,245

Net Change in Cash	(190,163)	699,970
Cash - Beginning	299,837	25,000

Cash - Ending	$109,674	$724,970

Supplemental Disclosure of Non-cash Financing Activities:

Deferred underwriting commissions payable charged to additional paid in capital	$—	$10,657,500

See accompanying notes to the unaudited condensed financial statements.

COLONNADE ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and the Initial Public Offering (the “IPO” or “Initial Public Offering”) described below, and after the Initial Public Offering, to seeking a target for its initial business combination, at the earliest. The Company will not generate any operating revenues until after the completion of its initial Business combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO, and will recognize other income or expense related to the change in fair value of warrant liabilities.
Financing
The registration statement for the Company’s IPO was declared effective on March 9, 2021 (the “Effective Date”). On March 12, 2021, the Company consummated the IPO of 33,000,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units offered in the IPO, the “Public Shares”), including the partial exercise by the underwriters of their over-allotment option, at
 $10.00 per Unit, generating gross proceeds of $330,000,000, which is discussed in Note 3.
Simultaneously with the closing of the IPO, the Company consummated the sale (the “Private Placement”) of 5,733,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.
Transaction costs amounted to $17,212,069 consisting of $6,090,000 of underwriting fee, $10,657,500 of deferred underwriting fee and $464,569 of other offering costs. Of the total transaction cost, $475,053 was expensed as non-operating expenses in the statements of operations with the rest of the offering cost charged to temporary equity.
The transaction costs were allocated between the Public Warrant liabilities, Private Placement Warrant liabilities, and the Class A Ordinary Shares (as discussed in Note 2).
Trust Account
Following the closing of the IPO on March 15, 2021, an amount of $330,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of
185
days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of our initial Business combination, (ii) the redemption of our Public Shares if we are unable to complete our initial Business combination by March 12, 2023, subject to applicable law, or (iii) the redemption of our Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial Business combination or to redeem
 100%
of our Public Shares if we have not consummated an initial Business combination by
March 12, 2023
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
The rules of the New York Stock Exchange require that the Company must consummate an initial Business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of the Company’s signing a definitive agreement in connection with its initial Business combination. However, the Company will only complete such Business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business combination.
The Company will provide its
P
ublic
S
hareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business combination either (i) in connection with a shareholder meeting called to approve the initial Business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).
The ordinary shares subject
 to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause the Company’s net tangible assets to be less than $5,000,001, we would not proceed with such redemption and the related Business combination and may instead search for an alternate Business combination. The Company will proceed with a Business combination, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business combination.
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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.
Going Concern
As of March 31, 2022, the Company had cash outside the Trust Account of $109,674 and working capital deficiency of $4,428,027. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business
c
ombination, and is restricted for use either in a Business
c
ombination or to redeem ordinary shares.
As of March 31, 2022, none of the amount in the Trust Account was withdrawn as described above.
Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.
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
of such loans may be convertible into Warrants (as defined in Note
4
), at a price of
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
The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s amended and restated memorandum and articles of association provide that the Company will have only 24 months (until March 12, 2023) from the closing of the Initial Public Offering to complete a business combination. There is no guarantee that the Company will be able to complete a business combination within the Combination Period. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business combination or the date the Company is required to liquidate. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2— Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
and Article 8 of Regulation
S-X
of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the Warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had $
109,674 and $299,837
in cash, respectively. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Cash and Marketable Securities Held in Trust Account
As of March 31, 2022 and December 31, 2021, the Trust Account had $330,174,862, and $330,082,791, respectively, held in primarily U.S. Treasury bills. During the three months ended March 31, 2022 and March 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021,
33,000,000
Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in (to the extent available) capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$330,000,000
Less:
Proceeds allocated to Public Warrants	(9,108,000)
Issuance costs related to Class A O rdinary S hares	(16,737,016)
Plus:
Accretion of carrying value to redemption value	25,845,016

Contingently redeemable Class A Ordinary Shares	$330,000,000

Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share (“ASC 260”). The Company applies the two-class method
in calculating earnings per share. The contractual formula utilized to calculate the redemption results in a redemption amount that approximates fair value. Remeasurement for Class A Ordinary Shares subject to redemption is not included in the determination of income or loss allocable to Class A Ordinary Shares subject to redemption, as redemption value approximates fair value. Net income per ordinary share is computed by dividing the pro rata net income between the Class A Ordinary Shares and the Class B Ordinary Shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the IPO since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months ended March 31, 2022	For the Three Months ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator:
Net income allocable to Class A Ordinary Shares subject to possible redemption	$1,381,949	$28,326
Denominator:
Weighted average redeemable Class A Ordinary Shares, Basic and Diluted	33,000,000	33,000,000

Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.04	$0.00

Non-redeemable ordinary shares
Numerator:
Net income allocable to non-redeemable Class B Ordinary Shares	$345,487	$6,575
Denominator:
Weighted average non-redeemable Class B Ordinary Shares	8,250,000	7,660,112

Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.04	$0.00

Offering Costs
The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ deficit upon the completion of the IPO. Accordingly, on June 30, 2021, offering costs totaling $
17,212,069 have been charged to temporary equity (consisting of $6,090,000 of underwriting fee, $10,657,500 of deferred underwriting fee and

$464,569 of other offering costs). Of the total transaction cost $475,053 was charged to expense as a non-operating expense in the statements of operations with the rest of the offering cost were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the Public Warrant (as defined in Note 3) liabilities and the Class
A
Ordinary Shares.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.
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
Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.
The Company accounts for its 12,333,333
Warrants, including 6,600,000 Warrants issued in connection with its IPO and 5,733,333 Warrants issued as part of the Private Placement as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised or modified, and any change in fair value is recognized in the Company’s statements of operations. The fair value of Warrants issued by the Company in connection with the Initial Public Offering and Private Placement Warrants has been estimated using Monte-Carlo simulations. Subsequently, at March 31, 2022 and December 31, 2021, Public and Private Placement Warrants were valued using observable market quotes in an active market, and Monte-Carlo simulations, respectively.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Initial Public Offering
Pursuant to the IPO, the Company sold 33,000,000
Units, including the partial exercise by the underwriters of their over-allotment option, at a price of $
10.00
per Unit. Each Unit consists of one Class A Ordinary Share and one-fifth of one redeemable warrant (“Public Warrant”, and collectively with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A Ordinary Share at a price of $
11.50 per share.
Note 4 — Private Placement Warrants
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,733,333 Private Placement Warrants at a price of $1.50 per warrant ($8,600,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one Class A Ordinary Shares at a price of $
11.50
per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account.
The Private Placement Warrants are identical to the Warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to certain registration rights.
If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the units being sold in the IPO.
The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre initial Business combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business combination within the Combination Period, and (iv) vote any Founder Shares held by the Sponsor and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business combination.

Note 5 — Related Party Transactions
Founder Shares
On December 31, 2020, the Company issued 7,187,500
Class B Ordinary Shares to the Sponsor for an aggregate purchase price of $
25,000. On February 24, 2021, the Company effected a share capitalization of 1,437,500 shares, resulting in 8,625,000 shares of Class B Ordinary Shares being issued and outstanding. The share capitalization was retroactively applied in the Company’s financial statements. Up to
 1,125,000
Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On March 12, 2021, the underwriter partially exercised the over-allotment option and therefore
 375,000
Founder Shares were forfeited, and
 750,000
Founder Shares were no longer subject to forfeiture, resulting in
8,250,000
Founder Shares outstanding at March 31, 2022 and December 31, 2021. The underwriters forfeited their remaining over-allotment option on the date of the IPO.
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

Notwithstanding the foregoing, if the closing price of Class A Ordinary Shares equals or exceeds $
12.00
per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any

20

trading days

within

any
30
-trading day period commencing at least

150

days after the initial Business combination or (2) if the Company consummates a transaction after the initial Business combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.
Promissory Note — Related Party
On December 17, 2020, the Sponsor agreed to loan the Company up to $
300,000
to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The loan was repaid upon the closing of the Initial Public Offering out of the offering proceeds that were allocated to the payment of offering expenses.
Administrative Support Agreement
Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $
30,000
per month for rent of office space, utilities, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company has incurred $
90,000 and $0
in expense pursuant to this agreement, respectively. All outstanding fees owed are paid and thus nothing is accrued as of March 31, 2022 and 2021.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 24, 2022, $
250,000
was drawn under the terms of these Working Capital Loans and was outstanding as of March 31, 2022.

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
Underwriters Agreement
On March 12, 2021, the Company paid a fixed underwriting discount of $6,090,000. Additionally, a deferred underwriting discount of $10,657,500 will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business
c
ombination, subject to the terms of the underwriting agreement. This deferred amount is reflected in the balance sheet as of March 31, 2022 and December 31, 2021.
Note 7 — Shareholders’ Deficit
Preference shares
 — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
 — The Company is authorized to issue a total of
 500,000,000
Class A Ordinary Shares at par value of $
0.0001
each. As of March 31, 2022 and December 31, 2021, there were
 33,000,000
Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption, classified outside of shareholders’ deficit.
Class B Ordinary Shares
 — The Company is authorized to issue a total
of 50,000,000
Class B Ordinary Shares at par value of $
0.0001
each. As of March 31, 2022 and December 31, 2021, there were
8,250,000
shares of Class B Ordinary Shares issued and outstanding.
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

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each Warrantholder (the “30 day redemption period”); and

•
if, and only if, the reported sale price of the
o
rdinary
s
hares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period
ending three business days before the Company sends to the notice of redemption to the Warrantholders.

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

The following tables presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Description
Assets:
Cash and marketable securities held in Trust Account	$330,174,862	$330,174,862	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	2,706,000	2,706,000	—	—
Warrant liabilities – Private Placement Warrants	2,463,040	—	—	2,463,040

Total liabilitie s	$5,169,040	$2,706,000	$—	$2,463,040

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Description
Assets:
Cash and marketable securities held in Trust Account	$330,082,791	$330,082,791	$—	$—
Liabilities:
Warrant liabilities – Public Warrants	4,750,680	4,750,680	—	—
Warrant liabilities – Private Placement Warrants	4,274,200	—	—	4,274,200

Total liabilitie s	$9,024,880	$4,750,680	$—	$4,274,200

The Company’s Warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The Company utilizes a Black Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. In the third quarter of 2021, Public Warrants were reclassified from level 3 to level 1 because the Public Warrants began to trade on the New York Stock Exchange. The Company estimates the volatility of its binomial options pricing model based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on
the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The aforementioned Warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 31, 2022 Private Placement Warrants		At December 31, 2021 Private Placement Warrants
Share price		$9.77		$9.71
Strike price		$11.50		$11.50
Term (in years)		5.0		4.25
Volatility		7.0%		14.0%
Risk-free rate		2.55%		1.4%
Dividend yield		0.0%		0.0%
Redemption trigger price	$	N/A	$	N/A
The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants classified as Level 3:

Fair value as of January 1, 2021	$—
Initial Measurement on March 12, 2021	17,421,333
Public Warrant reclassified to level 1 (1)	(8,844,000)
Change in fair value	(4,303,133)
Fair value as of December 31, 2021	4,274,200
Change in fair value	(1,811,160)
Fair value as of March 31, 2022	$2,463,040
(1) Assumes the Public Warrants were reclassified on March 31, 2021.
The following table presents the changes in the fair value of Warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of November 24, 2020	$—	$—	$—

Initial measurement on March 12, 2021	9,108,000	8,313,333	17,421,333
Change in valuation inputs or other assumptions	(4,357,320)	(4,039,133)	(8,396,453)

Fair value as of December 31, 2021	$4,750,680	$4,274,200	$9,024,880
Change in valuation inputs or other assumptions	(2,044,680)	(1,811,160)	(3,855,840)

Fair value as of March 31, 2022	$2,706,000	$2,463,040	$5,169,040

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On April 11, 2022, the Company entered into
a convertible promissory note (the “2022 Note”)

with the Sponsor, a related party of the Company. Pursuant to the 2022 Note the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) March 12, 2023 or (ii) the effective date of the Company’s initial Business
c
ombination. Up to $1,500,000 of such loans may be converted into warrants of the post-Business
c
ombination entity, which shall have terms identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events.
 The conversion option included in the 2022 Note is considered an embedded derivative and will be remeasured at the end of each reporting period when amounts drawn under the 2022 Note will be outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Colonnade Acquisition Corp. II References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Colonnade Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 24, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, the Company’s search for a target business with which to complete a Business combination. We do not expect to generate any operating revenues until after the completion of our initial Business combination, and will recognize other income or expense related to the change in fair value of Warrant liabilities.
We generate
non-operating
income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business combination.

For the three months ended March 31, 2022, we had a net income of $1,727,436. We incurred $2,220,475 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $92,071 on our amounts held in the Trust Account, and unrealized gain from change in fair value of Warrant liabilities of $3,855,840.
For the three months ended March 31, 2021, we had a net income of $34,901. We incurred $46,063 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $5,350 on our amounts held in the Trust Account, unrealized gain from change in fair value of Warrant liabilities of $550,667, and offering expenses related to Warrant issuance of $475,053.
Liquidity, Capital Resources and Going Concern
Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.
On March 12, 2021, we consummated the IPO of 33,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $330,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,733,333 Private Placement Warrants to the Sponsor at a price of $1.50 per Warrant, generating gross proceeds of $8,600,000. Following the IPO, and the sale of the Private Placement Warrants, a total of $330,000,000 was placed in the Trust Account. We incurred $17,212,069 in transaction costs, including $6,090,000 of underwriting fees, $10,657,500 of deferred underwriting fees and $464,569 of other costs. Of the total transaction cost, $475,053 was expensed as non-operating expenses in the statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated between the Public Warrant liabilities, Private Placement Warrant liabilities, and the Class A Ordinary Shares.
For the three months ended March 31, 2022, cash used in operating activities was $440,163, which consisted of our net income of $1,727,436, interest earned on marketable securities held in the Trust Account of $92,071, changes in the fair value of Warrant liabilities of $3,855,840, and changes in current assets and current liabilities, which used $1,780,312 of cash.
As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $330,174,862. We may withdraw interest to pay our taxes, if any. Through March 31, 2022, we have not withdrawn any amounts to pay for our tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our Business combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash outside the trust account of $109,674, available for working capital needs. As of March 31, 2022 and December 31, 2021, none of the amount in the Trust Account was withdrawn as described above.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business combination, we would repay such loaned amounts. In the event that a Business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants, at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. On March 24, 2022, $250,000 was drawn under the terms of these Working Capital Loans and was outstanding as of March 31, 2022.
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
We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Our amended and restated memorandum and articles of association provide that we will have only 24 months (until March 12, 2023) from the closing of the IPO to complete a Business combination. There is no guarantee that we will be able to complete a Business combination within the Combination Period. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business combination or the date we are is required to liquidate. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary in case we are unable to continue as a going concern.
Related Party Transactions
Founder Shares
On December 31, 2020, the Company issued 7,187,500 Class B Ordinary Shares to the Sponsor for an aggregate purchase price of $25,000. On February 24, 2021, the Company effected a share capitalization of 1,437,500 shares, resulting in 8,625,000 Class B Ordinary Shares being issued and outstanding. The share capitalization was retroactively applied in the Company’s financial statements. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On March 12, 2021, the underwriter partially exercised the over-allotment option and therefore 375,000 Founder Shares were forfeited, and 750,000 Founder Shares were no longer subject to forfeiture, resulting in 8,250,000 Founder Shares outstanding at March 31, 2022 and December 31, 2021. The underwriters forfeited their remaining over-allotment option on the date of the IPO.
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
Private Placement Warrants
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($8,600,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account.

The Private Placement Warrants are identical to the Warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to certain registration rights.
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
Promissory Note—Related Party
On December 17, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest
bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds that were allocated to the payment of offering expenses.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 24, 2022, $250,000 was drawn under the terms of these Working Capital Loans and was outstanding as of March 31, 2022.
On April 11, 2022, we entered into the 2022 Note with our Sponsor, a related party of the Company. Pursuant to the 2022 Note we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) March 12, 2023 or (ii) the effective date of our initial Business combination. Up to $1,500,000 of such loans may be converted into warrants of the post-Business combination entity, which shall have terms identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. The conversion option included in the 2022 Note is considered an embedded derivative and will be remeasured at the end of each reporting period when amounts drawn under the 2022 Note will be outstanding.
Administrative Support Agreement
Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $30,000 per month for rent of office space, utilities, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and year ended March 31, 2021, the Company has incurred $90,000 and $0 in expense pursuant to this agreement, respectively. All outstanding fees owed are paid and thus nothing is accrued as of March 31, 2022 and December 31, 2021.

Other Contractual Obligations
Registration Rights
The holders of the (i) Founder Shares, which were issued in a Private Placement prior to the closing of the IPO, (ii) Private Placement Warrants which were issued in a Private Placement simultaneously with the closing of the IPO and the Class A Ordinary Shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
We granted the underwriters a
45-day
option from the final prospectus relating to the IPO to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters partially exercised their over-allotment option on March 12, 2021 and forfeited the remaining over-allotment option.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 33,000,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income Per Ordinary Share
We comply with accounting and disclosure requirements of ASC 260. We apply the two-class
method in calculating earnings per share. The contractual formula utilized to calculate the redemption results in a redemption amount that approximates fair value. Remeasurement for Class A Ordinary Shares subject to redemption is not included in the determination of income or loss allocable to Class A Ordinary Shares subject to redemption, as redemption value approximates fair value. Net income per ordinary share is computed by dividing the pro rata net income between the Class A Ordinary Shares and the Class B Ordinary Shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the IPO since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase Warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Pursuant to ASC 480 and ASC 815, we concluded that a provision in the Warrant Agreement related to certain tender precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.
We account for our 12,333,333 Warrants, including 6,600,000 Warrants issued in connection with our IPO and 5,733,333 Warrants issued as part of the Private Placement, as derivative Warrant liabilities in accordance with ASC 815. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised or modified, and any change in fair value is recognized in our statements of operations. The fair value of Warrants issued by us in connection with the IPO and Private Placement has been estimated initially at Monte-Carlo simulations. Subsequently, at March 31, 2022 and December 31, 2021, Public and Private Placement Warrants were valued using observable market quotes in an active market, and Monte-Carlo simulations, respectively.
Recent Accounting Standards
In August 2020, FASB issued ASU
2020-06
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of ASU
2020-06
did not impact the Company’s financial position, results of operations or cash flows.
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
Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth
public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.
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

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form
10-Q
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
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form
10-K
filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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
(File
No. 333-253091)
was declared effective by the SEC for the IPO pursuant to which we sold an aggregate of 33,000,000 Units at an offering price to the public of $10.00 per Unit for an aggregate offering price of $330,000,000, with each Unit consisting of one Class A Ordinary Share and one-fifth
of one redeemable Warrant. Each Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share. Barclays Capital Inc. and Deutsche Bank Securities Inc. acted as representatives for the underwriters. Our IPO did not terminate before all of the securities registered in our registration statement were sold. The IPO was consummated on March 12, 2021.
Net proceeds of $330,000,000 from the IPO, including the partial over-allotment, and the sale of the Private Placement Warrants, including deferred underwriting discounts of approximately $10,657,500, are held in the Trust Account as of March 31, 2022. We paid $6,090,000 in underwriting discounts and incurred offering costs of approximately $464,569 related to the IPO. In addition, the underwriters agreed to defer approximately $10,657,500 in underwriting discounts, which amount will be payable when and if a Business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the IPO as described in our final IPO prospectus dated March 9, 2021 which was filed with the SEC.
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

COLONNADE ACQUISITION CORP. II

Date: May 25, 2022		/s/ Remy W. Trafelet
	Name:	Remy W. Trafelet
	Title:	Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)