Form 10-Q
period 2022-06-30
Colonnade Acquisition Corp. II
filed 2022-08-22
CIK 1837739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, 33,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 8,250,000 Class B Ordinary Shares, par value $0.0001 per share, were issued and outstanding, respectively.

COLONNADE ACQUISITION CORP. II

FORM 10-Q FOR

THE QUARTER ENDED JUNE 30, 2022

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLONNADE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,
	2022	December 31,
	(Unaudited)	2021
Assets
Current assets:
Cash	$284,606	$299,837
Prepaid expenses	508,562	680,813
Total current assets	793,168	980,650
Prepaid expenses – non-current portion	—	125,763
Cash and marketable securities held in trust account	330,616,894	330,082,791
Total assets	$331,410,062	$331,189,204
Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,707,834	$3,313,965
Promissory note – related party	525,000	—
Total current liabilities	6,232,834	3,313,965
Warrant liabilities	1,603,333	9,024,880
Deferred underwriters’ discount	10,657,500	10,657,500
Total liabilities	18,493,667	22,996,345
Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption 33,000,000 at redemption value of $10.02 and $10.00 at June 30, 2022 and December 31, 2021, respectively	330,616,894	330,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; no shares (excluding 33,000,0000 shares subject to possible redemption) issued and outstanding	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 8,250,000 shares issued and outstanding	825	825
Additional paid-in capital	—	—
Accumulated deficit	(17,701,324)	(21,807,966)
Total Shareholders’ Deficit	(17,700,499)	(21,807,141)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$331,410,062	$331,189,204

See accompanying notes to the unaudited condensed financial statements.

COLONNADE ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$1,011,640	$392,887	$3,232,115	$438,950
Loss from operations	(1,011,640)	(392,887)	(3,232,115)	(438,950)

Other income (expense)
Interest income earned in Trust Account	442,033	24,342	534,104	29,692
Change in fair values of Warrant liabilities	3,565,707	3,502,000	7,421,547	4,052,667
Offering costs allocated to Warrants	—	—	—	(475,053)
Total other income, net	4,007,740	3,526,342	7,955,651	3,607,306
Net income	$2,996,100	$3,133,455	$4,723,536	$3,168,356

Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	33,000,000	33,000,000	33,000,000	20,237,569
Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.07	$0.08	$0.11	$0.11
Weighted average shares outstanding, Class B Ordinary Shares	8,250,000	8,250,000	8,250,000	7,959,945
Basic and diluted net income per share, Class B Ordinary Shares	$0.07	$0.08	$0.11	$0.11

See accompanying notes to the unaudited condensed financial statements.

COLONNADE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares
	Class A		Class B		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	8,250,000	$825	$—	$(21,807,966)	$(21,807,141)
Net income	—	—	—	—	—	1,727,436	1,727,436
Balance as of March 31, 2022	—	—	8,250,000	825	$—	(20,080,530)	(20,079,705)
Remeasurement of Class A Ordinary Shares to redemption value	—	—	—	—	—	(616,894)	(616,894)
Net income	—	—	—	—	—	2,996,100	2,996,100
Balance as of June 30, 2022	—	$—	8,250,000	$825	$—	$(17,701,324)	$(17,700,499)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(3,186)	$21,814
Sponsor forfeiture of shares	—	—	(375,000)	(38)	38	—	—
Remeasurement of Class A Ordinary Shares to redemption value	—	—	—	—	(24,175)	(25,534,174)	(25,558,349)
Net income	—	—	—	—	—	34,901	34,901
Balance as of March 31, 2021	—	—	8,250,000	825	$—	(25,502,459)	(25,501,634)
Net income	—	—	—	—	—	3,133,455	3,133,455
Balance as of June 30, 2021	—	$—	8,250,000	$825	$—	$(22,369,004)	$(22,368,179)

See accompanying notes to the unaudited condensed financial statements.

COLONNADE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$4,723,536	$3,168,356
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in trust account	(534,104)	(29,692)
Change in fair value of Warrant liabilities	(7,421,547)	(4,052,667)
Offering costs allocated to Warrants	—	475,053
Changes in current assets and current liabilities:
Prepaid expenses	298,014	(1,164,254)
Accounts payable and accrued liabilities	2,393,870	65,546

Net cash used in operating activities	(540,231)	(1,537,658)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(330,000,000)

Net cash used in investing activities	—	(330,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	323,910,000
Proceeds from issuance of Private Placement Warrants	—	8,600,000
Proceeds from issuance of promissory notes to related party	775,000	115,824
Repayment of promissory note to related party	(250,000)	(145,824)
Payments of offering costs	—	(437,755)

Net cash provided by financing activities	525,000	332,042,245

Net Change in Cash	(15,231)	504,587
Cash - Beginning	299,837	25,000

Cash - Ending	$284,606	$529,587

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A Ordinary Shares subject to possible redemption	$—	$298,977,981
Initial value of Warrant liabilities	$—	$17,421,333
Change in value of Class A Ordinary Shares subject to possible redemption	$616,894	$3,653,836
Deferred underwriting commissions payable charged to additional paid in capital	$—	$10,657,500

See accompanying notes to the unaudited condensed financial statements.

COLONNADE ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and the Initial Public Offering (the “IPO” or “Initial Public Offering”) described below, and after the Initial Public Offering, to seeking a target for its initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO, and will recognize other income or expense related to the change in fair value of Warrant liabilities.

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

Transaction costs amounted to $17,212,069 consisting of $6,090,000 of underwriting fee, $10,657,500 of deferred underwriting fee and $464,569 of other offering costs. Of the total transaction costs, $475,053 was expensed as non-operating expenses in the statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated between the Public Warrant liabilities, Private Placement Warrant liabilities, and the Class A Ordinary Shares (as discussed in Note 3).

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

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause the Company’s net tangible assets to be less than $5,000,001, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. The Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

The Company will have until March 12, 2023 (with the ability to extend with shareholder approval) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination , including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding Public Shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

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

Going Concern

As of June 30, 2022 the Company had cash outside the Trust Account of $284,606 and working capital deficiency of $5,439,666. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares.

Through June 30, 2022, none of the amount in the Trust Account was withdrawn as described above.

Through June 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, as well as funding received under the terms of working capital promissory notes.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, it would repay such loaned amounts. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants (as defined in Note 5), at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants.

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

Note 2 — Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s condensed financial statements as of June 30, 2022, management identified an error made in its historical financial statements (as restated and previously presented in the Notes to Financial Statements in its Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 22, 2021) related to incorrect calculation of the weighted average number of shares outstanding for the three months ended March 31, 2021, as well weighted average number of shares outstanding and earnings per share for the six months ended June 30, 2021. The Company revised its the previously reported amounts as follows:

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Statement of Operation
For the three months ended March 31, 2021
Weighted average redeemable Class A Ordinary Shares	33,000,000	(25,666,667)	7,333,333
Weighted average non-redeemable Class B Ordinary Shares	7,660,112	6,555	7,666,667

For the six months ended June 30, 2021(presented herein)
Weighted average redeemable Class A Ordinary Shares	33,000,000	(12,762,431)	20,237,569
Weighted average non-redeemable Class B Ordinary Shares	7,600,112	299,833	7,959,945
Basic and diluted net income per share, redeemable Class A Ordinary Shares	0.08	0.03	0.11
Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	0.08	0.03	0.11

Note 3 — Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021 has been derived from these audited financial statements. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these unaudited condensed financial statements are the determination of the fair value of the Warrant liabilities as well as determination of the conversion feature of the 2022 Note. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had $284,606 and $299,837 in cash, respectively. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2022 and December 31, 2021, the Trust Account had $330,616,894, and $330,082,791, respectively, held in primarily U.S. Treasury bills. During the three and six months ended June 30, 2022 and June 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 33,000,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in (to the extent available) capital and accumulated deficit.

As of June 30, 2022 and December 31, 2021, the ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$330,000,000
Less:
Proceeds allocated to Public Warrants	(9,108,000)
Issuance costs related to Class A Ordinary Shares	(16,737,016)
Plus:
Remeasurement of carrying value to redemption value	25,845,016
Class A Ordinary Shares subject to redemption, December 31, 2021	330,000,000
Plus:
Remeasurement of carrying value to redemption value resulting from the interest income accrued in the Trust Account	616,894
Class A Ordinary Shares subject to redemption, June 30, 2022	330,616,894

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share (“ASC 260”). The Company applies the two-class method in calculating earnings per share. Remeasurement for Class A Ordinary Shares subject to redemption is not included in the determination of income or loss allocable to Class A Ordinary Shares subject to redemption, as redemption value approximates fair value. Net income per ordinary share is computed by dividing the pro rata net income between the Class A Ordinary Shares and the Class B Ordinary Shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the Warrants issued in connection with the IPO, as well Warrants potentially issuable upon conversion of the 2022 Note since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator:
Net income allocable to Class A Ordinary Shares subject to possible redemption	$2,396,880	$2,506,764
Denominator:
Weighted average redeemable Class A Ordinary Shares, basic and diluted	33,000,000	33,000,000

Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.07	$0.08

Non-redeemable Class B Ordinary Shares
Numerator:
Net income allocable to non-redeemable Class B Ordinary Shares	$599,220	$626,691
Denominator:
Weighted average non-redeemable Class B Ordinary Shares	8,250,000	8,250,000

Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.07	$0.08

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator:
Net income allocable to Class A Ordinary Shares subject to possible redemption	$3,778,829	$2,273,953
Denominator:
Weighted average Redeemable Class A Ordinary Shares, Basic and Diluted	33,000,000	20,237,569

Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.11	$0.11

Non-redeemable Class B Ordinary Shares
Numerator:
Net income allocable to non-redeemable Class B Ordinary Shares	$944,707	$894,403
Denominator:
Weighted Average non-redeemable Class B Ordinary Shares	8,250,000	7,959,945

Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.11	$0.11

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to temporary equity upon the completion of the IPO. Accordingly, on June 30, 2021, offering costs totaling $17,212,069 have been charged to temporary equity (consisting of $6,090,000 of underwriting fee, $10,657,500 of deferred underwriting fee and $464,569 of other offering costs). Of the total transaction costs, $475,053 was reclassified to expense as a non-operating expense in the statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the Public Warrant (as defined in Note 4) liabilities and the Class A Ordinary Shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase Warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Pursuant to ASC 480 and Accounting Standards Codification 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the condensed balance sheets and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

The Company accounts for its 12,333,333 Warrants, including 6,600,000 Warrants issued in connection with its IPO and 5,733,333 Warrants issued as part of the Private Placement as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised or modified, and any change in fair value is recognized in the Company’s statements of operations. The fair value of Warrants issued by the Company in connection with the Initial Public Offering and Private Placement Warrants has been estimated using Monte-Carlo simulations. Subsequently, at June 30, 2022 and December 31, 2021, Public and Private Placement Warrants were valued using observable market quotes in an active market, and Monte-Carlo simulations, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 33,000,000 Units, including the partial exercise by the underwriters of their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-fifth of one redeemable warrant (“Public Warrant”, and collectively with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A Ordinary Share at a price of $11.50 per share.

Note 5 — Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,733,333 Private Placement Warrants at a price of $1.50 per warrant ($8,600,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one Class A Ordinary Shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account.

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

Note 6 — Related Party Transactions

Founder Shares

On December 31, 2020, the Company issued 7,187,500 Class B Ordinary Shares to the Sponsor for an aggregate purchase price of $25,000. On February 24, 2021, the Company effected a share capitalization of 1,437,500 shares, resulting in 8,625,000 shares of Class B Ordinary Shares being issued and outstanding. The share capitalization was retroactively applied in the Company’s financial statements. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On March 12, 2021, the underwriter partially exercised the over-allotment option and therefore 375,000 Founder Shares were forfeited, and 750,000 Founder Shares were no longer subject to forfeiture, resulting in 8,250,000 Founder Shares outstanding at June 30, 2022 and December 31, 2021. The underwriters forfeited their remaining over-allotment option on the date of the IPO.

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

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $30,000 per month for rent of office space, utilities, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company has incurred $90,000 and $180,000 in expense pursuant to this agreement, respectively. For the three and six months ended June 30, 2021, the Company has incurred $90,000 and $111,290 in expense pursuant to this agreement, respectively. All outstanding fees owed are paid and thus nothing is accrued as of June 30, 2022 and 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 24, 2022, $250,000 was drawn under the terms of these Working Capital Loans, which amount was repaid on June 30, 2022, and no amounts were outstanding as of June 30, 2022.

2022 Note

On April 11, 2022, the Company issued a promissory note to the Sponsor (“2022 Note”). Pursuant to the 2022 Note, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) March 12, 2023, or (ii) the effective date of our initial business combination. Up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. The Company drew $25,000 on June 9, 2022 and $500,000 on June 30, 2022 under the 2022 Note, which were as of June 30, 2022.

The conversion option included in the 2022 Note is considered an embedded derivative and is remeasured at the end of each reporting period when amounts drawn under the 2022 Note will be outstanding. The value of the conversion option is de minimis as of the dates of the draws as mentioned above and as of June 30, 2022.

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

Underwriters Agreement

On March 12, 2021, the Company paid a fixed underwriting discount of $6,090,000. Additionally, a deferred underwriting discount of $10,657,500 will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement. This deferred amount is reflected in the condensed balance sheets as of June 30, 2022 and December 31, 2021. The deferred underwriting discount has subsequently been waived under the specific terms of the agreements entered into subsequent to June 30, 2022 as described in Note 11 to the accompanying unaudited condensed financial statements.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 33,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption, classified outside of shareholders’ deficit.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 8,250,000 shares of Class B Ordinary Shares issued and outstanding.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each Warrant holder (the “30 day redemption period”); and

●	if, and only if, the reported sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the Warrant holders.

In no event will the Company be required to net cash settle any Warrants.

Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00

The Company may also redeem the outstanding Public Warrants once they become exercisable:

●	in whole and not in part;

●	at a price of $0.10 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A Ordinary Shares; and

●	if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

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

Note 10 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. The Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$330,616,894	$330,616,894	$—	$—
	$330,616,894	$330,616,894	$—	$—
Liabilities:
Public Warrant Liability	$858,000	$858,000	$—	$—
Private Placement Warrant Liability	745,333	—	—	745,333
	$1,603,333	$858,000	$—	$745,333

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$330,082,791	$330,082,791	$—	$—
	$330,082,791	$330,082,791	$—	$—
Liabilities:
Public Warrant Liability	$4,750,680	$4,750,680	$—	$—
Private Placement Warrant Liability	4,274,200	—	—	4,274,200
	$9,024,880	$4,750,680	$—	$4,274,200

The Company’s Warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The Company utilizes a Black Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. In the third quarter of 2021, Public Warrants were reclassified from level 3 to level 1 because the Public Warrants began to trade on the New York Stock Exchange. The Company estimates the volatility of its binomial options pricing model based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned Warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At June 30, 2022 Private Placement Warrants		At December 31, 2021 Private Placement Warrants
Share price		$9.79		$9.71
Strike price		$11.50		$11.50
Term (in years)		5.0		4.25
Time to business combination (in years)		0.08		0.13
Volatility		2.1%		14.0%
Risk-free rate		3.03%		1.4%
Dividend yield		0.0%		0.0%
Redemption trigger price	$	N/A	$	N/A

The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants classified as Level 3:

Fair value at December 31, 2021 – Private Placement Warrants	$4,274,200
Change in fair value	(1,811,160)
Fair Value at March 31, 2022 – Private Placement Warrants	2,463,040
Change in fair value	(1,717,707)
Fair Value at June 30, 2022 – Private Placement Warrants	$745,333

Fair value as of December 31, 2020	$—
Initial Measurement on March 12, 2021	17,421,333
Public Warrant reclassified to level 1(1)	(8,844,000)
Change in fair value	(4,303,133)
Fair value as of December 31, 2021	$4,274,200

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

The following table presents the changes in the fair value of Warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$4,750,680	$4,274,200	$9,024,880
Change in valuation inputs or other assumptions	(2,044,680)	(1,811,160)	(3,855,840)
Fair value as of March 31, 2022	2,706,000	2,463,040	5,169,040
Change in valuation inputs or other assumptions	(1,848,000)	(1,717,707)	(3,565,707)
Fair value as of June 30, 2022	$858,000	$745,333	$1,603,333

	Public	Private Placement	Warrant Liabilities
Fair value as of November 24, 2020	$—	$—	$—
Initial measurement on March 12, 2021	9,108,000	8,313,333	17,421,333
Change in valuation inputs or other assumptions	(264,001)	(286,666)	(550,667)
Fair value as of March 31, 2021	8,844,000	8,026,667	16,870,667
Change in valuation inputs or other assumptions	(1,782,000)	(1,720,000)	(3,502,000)
Fair value as of June 30, 2021	$7,062,000	$6,306,667	$13,368,667

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

Merger Agreement

On August 3, 2022, the Company, which will migrate to and domesticate as a Delaware corporation prior to the Closing Date (as defined below), entered into an agreement and plan of merger, by and among the Company, Pasadena Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Plastiq Inc., a Delaware corporation (“Plastiq”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into Plastiq, with Plastiq surviving the merger as a wholly owned subsidiary of the Company. The transactions contemplated by the Merger Agreement together with the other related agreements are referred to herein as the “Transaction.” The time of the closing of the Transaction is referred to herein as the “Closing.” The date of the Closing is referred to herein as the “Closing Date.” In connection with the Transaction, the Company will be renamed “Plastiq Inc.” or another name to be determined by Plastiq in its reasonable discretion (“Plastiq Pubco”).

At least one day prior to the Closing Date, subject to the satisfaction or waiver of the conditions of the Merger Agreement, the Company will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Cayman Islands Companies Act (As Revised) (the “Domestication”).

In connection with the Domestication, (x) immediately prior to the Domestication, each then issued and outstanding Class B Ordinary Share will convert automatically, on a one-for-one basis, into a Class A Ordinary Share (y) immediately following the conversion described in clause (x), (i) each then issued and outstanding Class A Ordinary Share will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Plastiq Pubco (the “Plastiq Pubco Stock”), (ii) each then issued and outstanding warrant of the Company will convert automatically into a warrant to acquire one share of Plastiq Pubco Stock (each, a “Plastiq Pubco Warrant”), pursuant to the related warrant agreement; and (iii) each then issued and outstanding unit of the Company will convert automatically into a unit of Plastiq Pubco (each, a “Plastiq Pubco Unit”) consisting of one share of Plastiq Pubco Stock and one-fifth of one Plastiq Pubco Warrant, and in connection with the Closing, each Plastiq Pubco Unit will be separated into its component parts, consisting of one share of Plastiq Pubco Stock and one-fifth of one Plastiq Pubco Warrant. No fractional Plastiq Pubco Warrants will be issued upon the separation of the Plastiq Pubco Units.

Under the Merger Agreement, the Plastiq stockholders and option holders will receive an aggregate of 40.0 million shares of Plastiq Pubco Stock (the “Aggregate Merger Consideration”) in exchange for the acquisition of all of Plastiq’s outstanding equity interests.

Pursuant to the Merger Agreement, each option to purchase shares of common stock of Plastiq (“Plastiq Common Stock”) that is outstanding as of immediately prior to the effective time of the Transaction (the “Effective Time”) will be converted into an option in Plastiq Pubco on substantially the same terms and conditions as are in effect with respect to each such option immediately prior to the Effective Time.

Pursuant to the Merger Agreement, each share of restricted stock of Plastiq (the “Plastiq Restricted Stock”) that is outstanding immediately prior to the Effective Time will be cancelled as of the Effective Time and converted into a certain number of shares of restricted Plastiq Pubco Stock with substantially the same terms and conditions as were applicable to the related share of Plastiq Restricted Stock.

Pursuant to the Merger Agreement, immediately prior to the Effective Time, all of the warrants of Plastiq will be exercised in full on a cash or cashless basis or terminated without exercise (the “Plastiq Warrant Settlement”). Following the Plastiq Warrant Settlement, but immediately prior to the Effective Time, each share of preferred stock of Plastiq will be converted into a number of shares of Plastiq Common Stock at the then-effective conversion rate under Plastiq’s governing documents. At the Effective Time, all shares of Plastiq Common Stock will be converted into the right to receive a portion of the Aggregate Merger Consideration. Such portion of the Aggregate Merger Consideration will be calculated by multiplying the Exchange Ratio (as defined below) by the number of shares of Plastiq Common Stock held by such holder as of immediately prior to the Effective Time, with fractional shares rounded down to the nearest whole share. The “Exchange Ratio” is the quotient obtained by dividing the Aggregate Merger Consideration by the fully-diluted number of shares of Plastiq Common Stock outstanding immediately prior to the Effective Time (excluding certain shares, as determined in accordance with the Merger Agreement).

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor, and Plastiq, pursuant to which the Sponsor agreed to, among other things, (a) vote to adopt and approve the Merger Agreement and all other documents and transactions contemplated thereby, (b) vote all of its shares in favor of the various proposals related to the business combination and (c) vote against any proposals that run counter to any provision of the Sponsor Support Agreement or to the consummation of the business combination, in each case, subject to the terms and conditions of the Sponsor Support Agreement. In addition, Plastiq agreed to indemnify the Sponsor from and against certain liabilities relating to the business combination for a period of six years after the Closing. Each officer and director of the Company previously entered into a letter agreement with the Company in connection with the Initial Public Offering, pursuant to which they agreed to vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the business combination.

Pursuant to the Sponsor Support Agreement, any shares of Plastiq Pubco Stock owned by the Sponsor immediately following the Closing will be subject to a lock-up period that lasts until 180 days following the Closing, and the Sponsor will not transfer any shares from now until the Closing. Any securities of the Company that the Sponsor newly acquires or purchases after the date of the Sponsor Support Agreement will also be subject to the terms of the Sponsor Support Agreement. If at least 120 days have elapsed since the Closing and the lock-up period is scheduled to end during, or within five trading days prior to, a period during which trading would not be permitted under the Company’s insider trading policy (the “Blackout Period”), the lock-up period will end ten trading days prior to such Blackout Period. After the Domestication and immediately prior to the Closing, the Sponsor will forfeit 1,250,000 founder shares held by it, and, solely in the event the amount of cash in the Company’s trust account (after taking into account any redemptions) is less than $75 million, the Sponsor will forfeit an additional 1,250,000 founder shares held by it.

Plastiq Holders Voting and Support Agreement

Promptly following the execution of the Merger Agreement, the Company entered into a voting support agreement (the “Plastiq Holders Voting and Support Agreement”) with Plastiq and certain stockholders of Plastiq (the “Voting Plastiq Stockholders”) pursuant to which, the Voting Plastiq Stockholders agreed to, among other things, vote to adopt and approve, following the effectiveness of the the registration statement on Form S-4 to be filed by the Company in connection with the business combination, the Merger Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of the Plastiq Holders Voting and Support Agreement.

Pursuant to the Plastiq Holders Voting and Support Agreement, the Voting Plastiq Stockholders also agreed to, among other things, (a) exercise the drag-along rights pursuant to that certain Seventh Amended and Restated Voting Agreement, dated as of November 12, 2021, by and among Plastiq and the Stockholders (as defined therein), (b) vote in favor of the business combination and any other matters necessary or reasonably requested by Plastiq for the consummation of the business combination and (c) vote against any proposals that run counter to any provision of the Plastiq Holders Voting and Support Agreement or to the consummation of the business combination.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Plastiq Pubco, the Sponsor, certain members of the Sponsor and certain former stockholders of Plastiq (the “Plastiq Holders” and, collectively with the Sponsor and certain members of the Sponsor the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Plastiq Pubco will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Plastiq Pubco Stock and other equity securities of Plastiq Pubco that are held by the parties thereto from time to time.

Pursuant to the Registration Rights Agreement, the shares of Plastiq Pubco Shares held by the Plastiq Holders will be subject to a lock-up period, as described in the proposed bylaws to be adopted by Plastiq Pubco at the Closing, which provides that the Plastiq Holders may not transfer any shares of Plastiq Pubco Stock held by them for a period of 180 days after the Closing, except to certain permitted transferees.

The Registration Rights Agreement amends and restates the registration rights agreement that was entered into by the Company, the Sponsor and the other parties thereto in connection with the Initial Public Offering. The Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Registration Rights Agreement or (b) with respect to any Holder, on the date that such Holder no longer holds any Registrable Securities (as defined therein).

Waiver of Deferred Underwriting Fees

On July 8, 2022, the Company received a letter providing notice from Barclays Capital Inc. (“Barclays”), and on July 11, 2022, the Company received a letter providing notice from Deutsche Bank Securities Inc. (“DBSI”), waiving any entitlement to their respective portions of the $10,657,500 deferred underwriting fee that accrued from Barclays’ and DBSI’s participation as the underwriters of the Initial Public Offering and their right of first refusal to act as co-placement agents in connection with any equity or debt financing transaction (including any investment banking and financial advisory services) related to the business combination. Such waiver reduces the estimated expenses of the business combination by $10,675,500, which amount will be reflected on the balance sheet of the Company and the succeeding company upon closing of the business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us”, “our” or the “Company” refer to Colonnade Acquisition Corp. II References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Colonnade Sponsor II LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed business combination, our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K filed with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 24, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, our search for a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, and will recognize other income or expense related to the change in fair value of Warrant liabilities.

We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2022, we had a net income of $2,996,100, which consists of interest income earned on Trust Account of $442,033 and changes in fair value of Warrant liabilities of $3,565,707, offset by the formation and operating costs consisting mostly of general and administrative expenses of $1,011,640.

For the six months ended June 30, 2022, we had a net income of $4,723,536, which consists of interest income earned on Trust Account of $534,104 and changes in fair value of Warrant liabilities of $7,421,547, offset by the formation and operating costs consisting mostly of general and administrative expenses of $3,232,115.

For the three months ended June 30, 2021, we had a net income of $3,133,455, which consists of interest income earned on Trust Account of $24,342 and changes in fair value of Warrant liabilities of $3,502,000, offset by the formation and operating costs consisting mostly of general and administrative expenses of $392,887.

For the six months ended June 30, 2021, we had a net income of $3,168,356, which consists of interest income earned on Trust Account of $29,692 and changes in fair value of Warrant liabilities of $4,052,667, offset by the formation and operating costs consisting mostly of general and administrative expenses of $438,950 and offering expenses related to Warrant issuance of $475,053.

Liquidity, Capital Resources and Going Concern

Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On March 12, 2021, we consummated the IPO of 33,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $330,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,733,333 Private Placement Warrants to the Sponsor at a price of $1.50 per Warrant, generating gross proceeds of $8,600,000. Following the IPO, and the sale of the Private Placement Warrants, a total of $330,000,000 was placed in the Trust Account. We incurred $17,212,069 in transaction costs, including $6,090,000 of underwriting fees, $10,657,500 of deferred underwriting fees and $464,569 of other costs. Of the total transaction costs, $475,053 was expensed as non-operating expenses in the statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated between the Public Warrant liabilities, Private Placement Warrant liabilities, and the Class A Ordinary Shares.

For the six months ended June 30, 2022, cash used in operating activities was $540,231, which consisted of our net income of $4,723,536, interest income earned on marketable securities held in the Trust Account of $534,104, changes in the fair value of Warrant liabilities of $7,421,547, and changes in current assets and current liabilities, which provided $2,691,884 of cash.

For the six months ended June 30, 2021, cash used in operating activities was $1,537,658, which consisted of our net income of $3,168,356, interest income earned on marketable securities held in the Trust Account of $29,692, changes in the fair value of warrant liabilities of $4,052,667, offering costs allocated to warrants of $475,053 and changes in current assets and current liabilities, which used $1,098,708 of cash.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $330,616,894. We may withdraw interest to pay our taxes, if any. Through June 30, 2022, we have not withdrawn any amounts to pay for our tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our business combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash outside the trust account of $284,606, available for working capital needs. As of June 30, 2022 and December 31, 2021, none of the amount in the Trust Account was withdrawn as described above.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants, at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. On March 24, 2022, $250,000 was drawn under the terms of these Working Capital Loans, which amount was repaid on June 30, 2022 and no amounts were outstanding as of June 30, 2022.

On April 11, 2022, we entered into the 2022 Note with our Sponsor, a related party of us. Pursuant to the 2022 Note we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) March 12, 2023 or (ii) the effective date of our initial business combination. Up to $1,500,000 of such loans may be converted into Warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants, at a price of $1.50 per Warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. $525,000 was drawn and outstanding under 2022 Note as of June 30, 2022.

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

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Our amended and restated memorandum and articles of association provide that we will have only 24 months (until March 12, 2023) from the closing of the IPO to complete a business combination. There is no guarantee that we will be able to complete a business combination within the Combination Period. We have incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the business combination or the date we are is required to liquidate. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary in case we are unable to continue as a going concern.

Related Party Transactions

Founder Shares

On December 31, 2020, we issued 7,187,500 Class B Ordinary Shares to the Sponsor for an aggregate purchase price of $25,000. On February 24, 2021, we effected a share capitalization of 1,437,500 shares, resulting in 8,625,000 Class B Ordinary Shares being issued and outstanding. The share capitalization was retroactively applied in our financial statements. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On March 12, 2021, the underwriter partially exercised the over-allotment option and therefore 375,000 Founder Shares were forfeited, and 750,000 Founder Shares were no longer subject to forfeiture, resulting in 8,250,000 Founder Shares outstanding at June 30, 2022 and December 31, 2021. The underwriters forfeited their remaining over-allotment option on the date of the IPO.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial business combination, or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”).

Notwithstanding the foregoing, if (1) the closing price of Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (2) if we consummate a transaction after the initial business combination which results in the our shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

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

The Private Placement Warrants are identical to the Warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to certain registration rights.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants included in the Units being sold in the IPO.

The Sponsor has agreed to (i) waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the completion of the initial business combination, (ii) waive its redemption rights with respect to its Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the initial business combination or to redeem 100% of our Public Shares if we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (iii) waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete the initial business combination within the Combination Period, and (iv) vote any Founder Shares held by the Sponsor and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial business combination.

Promissory Note—Related Party

On December 17, 2020, the Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds that were allocated to the payment of offering expenses.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 24, 2022, $250,000 was drawn under the terms of these Working Capital Loans, which amount was repaid as of June 30, 2022, and no amounts were outstanding as of June 30, 2022.

On April 11, 2022, we entered into the 2022 Note with our Sponsor, a related party of us. Pursuant to the 2022 Note we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) March 12, 2023 or (ii) the effective date of our initial business combination. Up to $1,500,000 of such loans may be converted into Warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants, at a price of $1.50 per Warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. $525,000 was drawn and outstanding under 2022 Note as of June 30, 2022.

The conversion option included in the 2022 Note is considered an embedded derivative and will be remeasured at the end of each reporting period when amounts drawn under the 2022 Note will be outstanding. The value of the conversion option is de minimis as of June 30, 2022.

Administrative Support Agreement

Commencing on the date of the IPO, we have agreed to pay the Sponsor a total of $30,000 per month for rent of office space, utilities, secretarial and administrative services provided to members of our management team. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022, we have incurred $90,000 and $180,000 in expense pursuant to this agreement, respectively. For the three and six months ended June 30, 2021, the Company has incurred $90,000 and $111,290 in expense pursuant to this agreement, respectively. All outstanding fees owed are paid and thus nothing is accrued as of June 30, 2022 and 2021.

Other Contractual Obligations

Registration Rights

The holders of the (i) Founder Shares, which were issued in a Private Placement prior to the closing of the IPO, (ii) Private Placement Warrants which were issued in a Private Placement simultaneously with the closing of the IPO and the Class A Ordinary Shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans have registration rights to require us to register a sale of any of its securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters partially exercised their over-allotment option on March 12, 2021 and forfeited the remaining over-allotment option.

On March 12, 2021, we paid a fixed underwriting discount of $6,090,000. Additionally, a deferred underwriting discount of $10,657,500 will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. The deferred underwriting discount has subsequently been waived under the specific terms described in Note 11 to the accompanying unaudited condensed financial statements.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 33,000,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase Warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Pursuant to ASC 480 and ASC 815, we concluded that a provision in the Warrant Agreement related to certain tender precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the condensed balance sheets and measured at fair value at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.

We account for our 12,333,333 Warrants, including 6,600,000 Warrants issued in connection with our IPO and 5,733,333 Warrants issued as part of the Private Placement, as derivative Warrant liabilities in accordance with ASC 815. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised or modified, and any change in fair value is recognized in our statements of operations. The fair value of Warrants issued by us in connection with the IPO and Private Placement has been estimated initially at Monte-Carlo simulations. Subsequently, at June 30, 2022 and December 31, 2021, Public and Private Placement Warrants were valued using observable market quotes in an active market, and Monte-Carlo simulations, respectively.

Recent Accounting Standards

In August 2020, FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of ASU 2020-06 did not impact our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Net proceeds of $330,000,000 from the IPO, including the partial over-allotment, and the sale of the Private Placement Warrants, including deferred underwriting discounts of approximately $10,657,500, are held in the Trust Account as of June 30, 2022. We paid $6,090,000 in underwriting discounts and incurred offering costs of approximately $464,569 related to the IPO. In addition, the underwriters agreed to defer approximately $10,657,500 in underwriting discounts, which amount will be payable when and if a business combination is consummated. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the IPO as described in our final IPO prospectus dated March 9, 2021 which was filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 8, 2022, the Company received a letter providing notice from Barclays, and on July 11, 2022, the Company received a letter providing notice from Deutsche Bank Securities Inc., waiving any entitlement to their respective portions of the $10,657,500 deferred underwriting fee that accrued from Barclays’ and DBSI’s participation as the underwriters of the Initial Public Offering and their right of first refusal to act as co-placement agents in connection with any equity or debt financing transaction (including any investment banking and financial advisory services) related to the business combination. Such waiver reduces the estimated expenses of the business combination by $10,675,500, which amount will be reflected on the balance sheet of the Company and the succeeding company upon closing of the business combination.

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

COLONNADE ACQUISITION CORP. II

Date: August 22, 2022		/s/ Remy W. Trafelet
	Name:	Remy W. Trafelet
	Title:	Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)