Form 10-Q
period 2022-09-30
Colonnade Acquisition Corp. II
filed 2022-11-21
CIK 1837739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of N
ovember 21, 20
22,
33,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 8,250,000 Class B Ordinary Shares, par value $0.0001 per share, were issued and outstanding, respectively.

COLONNADE ACQUISITION CORP. II

FORM 10-Q FOR

THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COLONNADE ACQUISITION CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2022	December 31,
	(Unaudited)	2021
Assets
Current assets:
Cash	$287,611	$299,837
Prepaid expenses	317,162	680,813

Total current assets	604,773	980,650

Prepaid expenses –non-current portion	—	125,763
Cash and marketable securities held in trust account	332,011,036	330,082,791

Total assets	$332,615,809	$331,189,204

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,092,485	$3,313,965
Promissory note – related party	1,225,000	—

Total current liabilities	8,317,485	3,313,965

Warrant liabilities	1,480,000	9,024,880
Deferred underwriters’ discount	—	10,657,500

Total liabilities	9,797,485	22,996,345

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption 33,000,000 at redemption value of $10.06 and $10.00 at September 30, 2022 and December 31, 2021, respectively	332,011,036	330,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; no shares (excluding 33,000,0000 shares subject to possible redemption) issued and outstanding	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 8,250,000 shares issued and outstanding	825	825
Additional paid-in capital	10,363,353	—
Accumulated deficit	(19,556,890)	(21,807,966)

Total Shareholders’ Deficit	(9,192,712)	(21,807,141)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$332,615,809	$331,189,204

See accompanying notes to the unaudited condensed consolidated financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$2,273,045	$303,083	$5,505,160	$742,033

Loss from operations	(2,273,045)	(303,083)	(5,505,160)	(742,033)
Other income (expense)
Interest income earned in Trust Account	1,394,141	24,766	1,928,245	54,458
Change in fair values of Warrant liabilities	123,333	3,378,666	7,544,880	7,431,333
Recovery of offering costs allocated to Warrants	294,147	—	294,147	—
Offering costs allocated to Warrants	—	—	—	(475,053)

Total other income, net	1,811,621	3,403,432	9,767,272	7,010,738

Net income (loss)	$(461,424)	$3,100,349	$4,262,112	$6,268,705

Weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	33,000,000	33,000,000	33,000,000	24,538,462

Basic and diluted net income (loss) per share, Class A Ordinary Shares subject to possible redemption	$(0.01)	$0.08	$0.10	$0.19

Weighted average shares outstanding, Class B Ordinary Shares	8,250,000	8,250,000	8,250,000	8,057,692

Basic and diluted net income (loss) per share, Class B Ordinary Shares	$(0.01)	$0.08	$0.10	$0.19

See accompanying notes to the unaudited condensed consolidated financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares
	Class A		Class B		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	8,250,000	$825	$—	$(21,807,966)	$(21,807,141)
Net income	—	—	—	—	—	1,727,436	1,727,436

Balance as of March 31, 2022	—	—	8,250,000	825	—	(20,080,530)	(20,079,705)
Remeasurement of Class A Ordinary Shares to redemption value	—	—	—	—	—	(616,894)	(616,894)
Net income	—	—	—	—	—	2,996,100	2,996,100

Balance as of June 30, 2022	—	—	8,250,000	825	—	(17,701,324)	(17,700,499)

Waiver of Deferred Underwriters’ Discount	—	—	—	—	10,363,353	—	10,363,353
Remeasurement of Class A Ordinary Shares to redemption value	—	—	—	—	—	(1,394,142)	(1,394,142)
Net los s	—	—	—	—	—	(461,424)	(461,424)

Balance as of September 30, 2022	—	$—	8,250,000	$825	$10,363,353	$(19,556,890)	$(9,192,712)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(3,186)	$21,814
Sponsor forfeiture of shares	—	—	(375,000)	(38)	38	—	—
Remeasurement of Class A Ordinary Shares to redemption value	—	—	—	—	(24,175)	(25,534,174)	(25,558,349)
Net income	—	—	—	—	—	34,901	34,901

Balance as of March 31, 2021	—	—	8,250,000	825	—	(25,502,459)	(25,501,634)
Net income	—	—	—	—	—	3,133,455	3,133,455

Balance as of June 30, 2021	—	—	8,250,000	825	—	(22,369,004)	(22,368,179)
Net income	—	—	—	—	—	3,100,349	3,100,349

Balance as of September 30, 2021	—	$—	8,250,000	$825	$—	$(19,268,655)	$(19,267,830)

See accompanying notes to the unaudited condensed consolidated financial statements.

COLONNADE ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$4,262,112	$6,268,705
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in trust account	(1,928,245)	(54,458)
Change in fair value of Warrant liabilities	(7,544,880)	(7,431,333)
Recovery of offering costs allocated to Warrants	(294,147)	—
Offering costs allocated to Warrants	—	475,053
Changes in current assets and current liabilities:
Prepaid expenses	489,414	(982,931)
Accounts payable and accrued expenses	3,778,520	73,520

Net cash used in operating activities	(1,237,226)	(1,651,444)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(330,000,000)

Net cash used in investing activities	—	(330,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	323,910,000
Proceeds from issuance of Private Placement Warrants	—	8,600,000
Proceeds from issuance of promissory notes to related party	1,475,000	115,824
Repayment of promissory note to related party	(250,000)	(145,824)
Payments of offering costs	—	(437,755)

Net cash provided by financing activities	1,225,000	332,042,245

Net Change in Cash	(12,226)	390,801
Cash – Beginning	299,837	25,000

Cash – Ending	$287,611	$415,801

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A Ordinary Shares subject to possible redemption	$2,011,036	$25,845,016

Initial fair value of Warrant liabilities	$—	$17,421,333

Impact of the waiver of deferred underwriters’ discount	10,657,500

Deferred underwriting commissions payable charged to additional paid in capital	$—	$10,657,500

See accompanying notes to the unaudited condensed consolidated financial statements.

COLONNADE ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and the Initial Public Offering (the “IPO” or “Initial Public Offering”) described below, and after the Initial Public Offering, to seeking a target for its initial business combination, and after signing the Merger Agreement described below, completing the transactions contemplated in the Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO, and will recognize other income or expense related to the change in fair value of Warrant liabilities.
Financing
The registration statement for the Company’s IPO was declared effective on March 9, 2021 (the “Effective Date”). On March 12, 2021, the Company consummated the IPO of 33,000,000 units (the “Units” and, with respect to the Class A Ordinary Shares included in the Units offered in the IPO, the “Public Shares”), including the partial exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $330,000,000, which is discussed in Note

.
Simultaneously with the closing of the IPO, the Company consummated the sale (the “Private Placement”) of 5,733,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note
5
.
Transaction costs amounted to $17,212,069 consisting of $6,090,000 of underwriting fee, $10,657,500 of deferred underwriting fee
(see Note 7)

and
 $
464,569
of other offering costs. Of the total transaction costs, $
475,053
 was expensed as non-operating expenses in the statements of operations for the nine months ended September 30, 2021 (see Note 7) with the rest of the offering cost charged to temporary equity. The transaction costs were allocated between the Public Warrant liabilities, Private Placement Warrant liabilities, and the Class A Ordinary Shares (as discussed in Note 3).
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
Going Concern
As of September 30, 2022 the Company had cash outside the Trust Account of $287,611 and working capital deficiency of $7,712,712. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares.
Through September 30, 2022, none of the amount in the Trust Account was withdrawn as described above.
Through September 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, as well as funding received under the terms of working capital promissory notes.
In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, it would repay such loaned amounts. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants (as defined in Note
5
), at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants.
During the nine months ended September 30, 2022, the Company received net advances of $1,225,000 from a related party under the terms of the 2022 Note (described in Note 6 below) and have available borrowing capacity of $275,000 as of September 30, 2022.
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
The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s amended and restated memorandum and articles of association provide that the Company will have only 24 months (until March 12, 2023) from the closing of the Initial Public Offering to complete a business combination. There is no guarantee that the Company will be able to complete a business combination within the Combination Period. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.
The IR Act has indicated that in most cases, interim U.S. federal and state income taxes would not apply to a SPAC incorporated in the Cayman Islands because the Cayman Islands does not impose income taxes. However, as discussed below, the Company plans to migrate to and domesticate as a Delaware corporation.
Proposed Business Combination
Merger Agreement
On August 3, 2022, the Company, which will migrate to and domesticate as a Delaware corporation prior to the Closing Date (as defined below), entered into an agreement and plan of merger, by and among the Company, Pasadena Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Plastiq Inc., a Delaware corporation (“Plastiq”) (as it may be amended and/or restated from time to time, the “Merger Agreement”), an entity that builds financial operations for small and medium size businesses.
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
The Company entered into the following agreements in connection with the Merger Agreement:
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
Pursuant to the Sponsor Support Agreement, any shares of Plastiq Pubco Stock owned by the Sponsor immediately following the Closing will be subject to a lock-up
period that lasts until 180 days following the Closing, and the Sponsor will not transfer any shares from now until the Closing. Any securities of the Company that the Sponsor newly acquires or purchases after the date of the Sponsor Support Agreement will also be subject to the terms of the Sponsor Support Agreement. If at least 120 days have elapsed since the Closing and the lock-up
period is scheduled to end during, or within five trading days prior to, a period during which trading would not be permitted under the Company’s insider trading policy (the “Blackout Period”), the lock-up
period will end ten trading days prior to such Blackout Period. After the Domestication and immediately prior to the Closing, the Sponsor will forfeit 1,250,000 founder shares held by it, and, solely in the event the amount of cash in the Company’s Trust Account (after taking into account any redemptions) is less than $
75 million, the Sponsor will forfeit an additional 1,250,000 founder shares held by it.
Plastiq Holders Voting and Support Agreement
Promptly following the execution of the Merger Agreement, the Company entered into a voting support agreement (the “Plastiq Holders Voting and Support Agreement”) with Plastiq and certain stockholders of Plastiq (the “Voting Plastiq Stockholders”) pursuant to which, the Voting Plastiq Stockholders agreed to, among other things, vote to adopt and approve, following the effectiveness of the registration statement on Form S-4 filed by the Company in connection with the business combination on November 14, 2022, the Merger Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of the Plastiq Holders Voting and Support Agreement.
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
For additional information regarding the Merger Agreement, see the Company’s Form
8-K
filed by the Company on August 4, 2022, and the Registration Statement on Form S-4 filed by the Company on November 14, 2022.

Note 2 — Revision of Previously Issued Financial Statements
In connection with the preparation of the Company’s condensed financial statements as of September 30, 2022, management identified an error made in its historical financial statements related to incorrect calculation of the weighted average number of shares outstanding as well as income allocable to and basic and diluted net income per share for each class of shares outstanding for the nine months ended September 30, 2021. The Company revised its previously reported amounts as follows:

	As Previously Reported	Adjustment	As Adjusted
Condensed Unaudited Statements of Operations and Notes to Condensed Unaudited Financial Statements
Net income allocable to Class A Ordinary Shares subject to possible redemption	$5,038,453	$(319,357)	$4,719,096
Net income allocable to non-redeemable Class B Ordinary Shares	$1,230,252	$319,357	$1,549,609
Weighted average number of Class A ordinary shares subject to possible redemption	33,000,000	(8,461,538)	24,538,562
Weighted average number of Class B Shares	8,057,695	(3)	8,057,692
Basic and diluted net income per share attributable to Class A Shares	$0.15	$0.04	$0.19
Basic and diluted net income per share attributable to Class B Shares	$0.15	$0.04	$0.19
Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from these audited financial statements. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these unaudited condensed consolidated financial statements are the determination of the fair value of the Warrant liabilities (see Note 10) as well as determination of the conversion feature of the 2022 Note (see Note 6). Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $287,611 and $299,837 in cash, respectively. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
Cash and Marketable Securities Held in Trust Account
As of September 30, 2022 and December 31, 2021, the Trust Account had $332,011,036, and $330,082,791
, respectively, held in U.S. Treasury Bills. During
the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The Company classifies its United States Treasury Securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments -
Debt
and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in
value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.
Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “Interest income earned in Trust Account” line item in the statements of operations. Interest income is recognized when earned.
The
carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2022
U.S. Treasury Securities	$332,011,036	$—	$(2,492)	$332,008,544

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021

U.S. Treasury Securities	$330,082,791	$2,750	$—	$330,085,541
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 33,000,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
(to the extent available) capital and accumulated deficit.

As of September 30, 2022 and December 31, 2021, the ordinary shares reflected on the condensed consolidated balance sheets are reconciled in the following table:

Gross Proceeds	$330,000,000
Less:
Proceeds allocated to Public Warrants	(9,108,000)
Issuance costs related to Class A Ordinary Shares	(16,737,016)
Plus:
Remeasurement of carrying value to redemption value	25,845,016

Class A Ordinary Shares subject to redemption, December 31, 2021	330,000,000
Plus:
Remeasurement of carrying value to redemption value resulting from the interest income accrued in the Trust Account	2,011,036

Class A Ordinary Shares subject to redemption, September 30, 2022	$332,011,036

Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share (“ASC 260”). The Company applies the two-class
method in calculating earnings per share. Remeasurement for Class A Ordinary Shares subject to redemption is not included in the determination of income or loss allocable to Class A Ordinary Shares subject to redemption, as redemption value approximates fair value. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between the Class A Ordinary Shares and the Class B Ordinary Shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the IPO, as well as Warrants potentially issuable upon conversion of the 2022 Note since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.
The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income per share for the period presented.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Redeemable Class A Ordinary Shares
Numerator:
Net income (loss) allocable to Class A Ordinary Shares subject to possible redemption	$(369,139)	$2,480,279
Denominator:
Weighted average redeemable Class A Ordinary Shares, basic and diluted	33,000,000	33,000,000

Basic and diluted net income (loss) per share, redeemable Class A Ordinary Shares	$(0.01)	$0.08

Non-redeemable Class B Ordinary Shares
Numerator:
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$(92,285)	$620,070
Denominator:
Weighted average non-redeemable Class B Ordinary Shares	8,250,000	8,250,000

Basic and diluted net income (loss) per share, non-redeemable Class B Ordinary Shares	$(0.01)	$0.08

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Redeemable Class A Ordinary Shares
Numerator:
Net income allocable to Class A Ordinary Shares subject to possible redemption	$3,409,690	$4,719,096
Denominator:
Weighted average Redeemable Class A Ordinary Shares, Basic and Diluted	33,000,000	24,538,462

Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.10	$0.19

Non-redeemable Class B Ordinary Shares
Numerator:
Net income allocable to non-redeemable Class B Ordinary Shares	$852,422	$1,549,609
Denominator:
Weighted Average non-redeemable Class B Ordinary Shares	8,250,000	8,057,692

Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.10	$0.19

Offering Costs
The Company complies with the requirements
of the ASC 340-10-S99-1 and SEC Staff
Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to temporary equity upon the completion of the IPO. Accordingly, on September 30, 2021, offering costs totaling $17,212,069 have been charged to temporary equity (consisting of $6,090,000 of underwriting fee, $10,657,500 of deferred underwriting fee (see Note 7) and $
464,569 of other offering costs). Of the total transaction costs, $475,053 was reclassified to expense as a non-operating expense in the statements of operations (see Note 7) with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the Public Warrant (as defined in Note 4) liabilities and the Class A Ordinary Shares.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets.
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
Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the condensed consolidated balance sheets and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.
The Company accounts for its 12,333,333 Warrants, including 6,600,000 Warrants issued in connection with its IPO and 5,733,333 Warrants issued as part of the Private Placement as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised or modified, and any change in fair value is recognized in the Company’s statements of operations. The fair value of Warrants issued by the Company in connection with the Initial Public Offering and Private Placement Warrants has been estimated using Monte-Carlo simulations. Subsequently, at September 30, 2022 and December 31, 2021, Public and Private Placement Warrants were valued using observable market quotes in an active market, and Monte-Carlo simulations, respectively.

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.
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
Note 6 — Related Party Transactions
Founder Shares
On December 31, 2020, the Company issued 7,187,500 Class B Ordinary Shares to the Sponsor for an aggregate purchase price of $25,000. On February 24, 2021, the Company effected a share capitalization of 1,437,500 shares, resulting in 8,625,000 shares of Class B Ordinary Shares being issued and outstanding. The share capitalization was retroactively applied in the Company’s financial statements. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On March 12, 2021, the underwriter partially exercised the over-allotment option and therefore 375,000 Founder Shares were forfeited, and 750,000 Founder Shares were no longer subject to forfeiture, resulting in 8,250,000 Founder Shares outstanding at September 30, 2022 and December 31, 2021. The underwriters forfeited their remaining over-allotment option on the date of the IPO.
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
Administrative Support Agreement
Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $30,000 per month for rent of office space, utilities, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company has incurred $90,000 and $270,000 in expense pursuant to this agreement, respectively. For the three and nine months ended September 30, 2021, the Company has incurred $90,000 and $201,290 in expense pursuant to this agreement, respectively. There are outstanding fees owed and accrued of $180,000 and $0 as of September 30, 2022 and
2021, respectively.

Working Capital Loans
In addition, in order to finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 24, 2022, $250,000 was drawn under the terms of these Working Capital Loans, which amount was repaid on June 30, 2022. As of September 30, 2022, no amounts were outstanding under the Working Capital Loans.
2022 Note
On April 11, 2022, the Company issued a promissory note to the Sponsor (“2022 Note”). Pursuant to the 2022 Note, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) March 12, 2023, or (ii) the effective date of our initial business combination. Up to $1,500,000 of such loans may be converted into warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. The Company drew $25,000 on June 9, 2022, $500,000 on June 30, 2022, $100,000 on July 14, 2022, $200,000 on August 15, 2022, and $400,000 on August 18, 2022 under the 2022 Note. As of September 30, 2022, $1,225,000 was outstanding under the 2022 Note.
The conversion option included in the 2022 Note is considered an embedded derivative and is remeasured at the end of each reporting period when amounts drawn under the 2022 Note will be outstanding. The value of the conversion option is de minimis as of the dates of the draws as mentioned above and as of September 30, 2022.
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
Underwriters Agreement
On March 12, 2021, the Company paid a fixed underwriting discount of $6,090,000. Additionally, the Company recorded a deferred underwriting discount of $10,657,500 payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement. This deferred amount is reflected in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
On July 8, 2022, the Company received a letter providing notice from Barclays Capital Inc. (“Barclays”), and on July 11, 2022, the Company received a letter providing notice from Deutsche Bank Securities Inc. (“DBSI”), waiving any entitlement to their respective portions of the $10,657,500 deferred underwriting fee that accrued from Barclays’ and DBSI’s participation as the underwriters of the Initial Public Offering and their right of first refusal to act as co-placement
agents in connection with any equity or debt financing transaction (including any investment banking and financial advisory services) related to the business combination. Such waiver reduces the estimated expenses of the business combination by $10,675,500
. A
portion of deferred underwriting discount previously recorded in the additional paid-in capital is recorded as a recovery in the additional paid-in capital and a portion previously expensed is recorded as a recovery in the statement of operations in the three- and nine-month periods ended September 30, 2022
.

Consulting Agreement
On July 1, 2022 the Company entered in consulting agreement with the ICR (“the Consultant”) for providing certain services related to the business combination that the Company is pursuing (as described above). Consultant’s compensation costs of the following parts:

•	$20,000.00 per month until the three (3) month anniversary of the announcement date of the business combination, pro-rated for any partial month, which is expensed by the Company as incurred.

•
A Transaction Fee of Two Hundred Fifty Thousand Dollars ($250,000.00) (the “Transaction Fee”) payable immediately upon completion of the business combination (and which shall be waived if the business combination is not completed for any reason); and

•
A performance-based fee of Two Hundred Fifty Thousand Dollars ($250,000.00) (the “Performance Bonus”), payable immediately upon completion of the business combination, based on certain performance indicators related to market capitalization of the merged company.

The Company records monthly fees in its results of operations as they are incurred. The Transaction Fee and Performance Bonus are contingent upon closing of the business combination and will be recorded upon its completion.
Note 8 — Shareholders’ Deficit
Preference Shares
 — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 33,000,000 Class A Ordinary Shares issued and outstanding, all of which were subject to possible redemption, classified outside of shareholders’ deficit.

Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 8,250,000 shares of Class B Ordinary Shares issued and outstanding.
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

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	$332,008,544	$332,008,544	$—	$—

Liabilities:
Public Warrant Liability	$792,000	$792,000	$—	$—
Private Placement Warrant Liability	688,000		—	688,000

	$1,480,000	$792,000	$—	$688,000

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securitie s	$330,085,541	$330,085,541	$—	$—

Liabilities:
Public Warrant Liabilit y	$4,750,680	$4,750,680	$—	$—
Private Placement Warrant Liability	4,274,200	—	—	4,274,200

	$9,024,880	$4,750,680	$—	$4,274,200

The Company’s Warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The Company utilizes a Black Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. In the third quarter of 2021, Public Warrants were reclassified from level 3 to level 1 because the Public Warrants began to trade on the New York Stock Exchange. The Company estimates the volatility of its binomial options pricing model based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The aforementioned Warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At September 30, 2022 Private Placement Warrants		At December 31, 2021 Private Placement Warrants
Share price		$9.92		$9.71
Strike price		$11.50		$11.50
Term (in years)		4.84		4.25
Time to announcement of business combination (in years)		0.00		0.13
Volatility		1.0%		14.0%
Risk-free rate		4.07%		1.4%
Dividend yield		0.0%		0.0%
Redemption trigger price	$	N/A	$	N/A
The following table provides a reconciliation of changes in fair value liability of the beginning and ending balances for the Company’s Warrants classified as Level 3:

Fair value at December 31, 2021 – Private Placement Warrants	$4,274,200
Change in fair value	(1,811,160)

Fair Value at March 31, 2022 – Private Placement Warrants	2,463,040
Change in fair value	(1,717,707)

Fair Value at June 30, 2022 – Private Placement Warrants	745,333
Change in fair value	(57,333)

Fair Value at September 30, 2022 – Private Placement Warrants	$688,000

Fair value as of December 31, 2020	$—
Initial Measurement on March 12, 2021	17,421,333
Public Warrant reclassified to level 1 (1)	(8,844,000)
Change in fair value	(4,303,133)

Fair value as of December 31, 2021	$4,274,200

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.
The following table presents the changes in the fair value of Warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$4,750,680	$4,274,200	$9,024,880
Change in valuation inputs or other assumptions	(2,044,680)	(1,811,160)	(3,855,840)

Fair value as of March 31, 2022	2,706,000	2,463,040	5,169,040
Change in valuation inputs or other assumptions	(1,848,000)	(1,717,707)	(3,565,707)

Fair value as of June 30, 2022	858,000	745,333	1,603,333
Change in valuation inputs or other assumptions	(66,000)	(57,333)	(123,333)

Fair value as of September 30, 2022	$792,000	$688,000	$1,480,000

	Public	Private Placement	Warrant Liabilities
Fair value as of November 24, 2020	$—	$—	$—
Initial measurement on March 12, 2021	9,108,000	8,313,333	17,421,333
Change in valuation inputs or other assumptions	(264,001)	(286,666)	(550,667)

Fair value as of March 31, 2021	8,844,000	8,026,667	16,870,667
Change in valuation inputs or other assumptions	(1,782,000)	(1,720,000)	(3,502,000)

Fair value as of June 30, 2021	7,062,000	6,306,667	13,368,667
Change in valuation inputs or other assumptions	(1,716,000)	(1,662,667)	(3,378,667)

Fair value as of September 30, 2021	$5,346,000	$4,644,000	$9,990,000

Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
The Company filed a Registration Statement on Form S-4 in connection with the proposed business combination with the SEC on November 14, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us”, “our” or the “Company” refer to Colonnade Acquisition Corp. II References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Colonnade Sponsor II LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in the Cayman Islands on November 24, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While we may pursue a business combination target in any business or industry, we intend to focus our search for a business combination on businesses with favorable growth prospects, that provide attractive risk-adjusted returns on invested capital and offer compelling valuations relative to its peers. We intend to effectuate our business combination using cash derived from the proceeds of the IPO, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Proposed Business Combination

As more fully described in Note 1 to the financial statements contained as part of this Quarterly Report on Form 10-Q, on August 3, 2022, we entered into the Merger Agreement with Merger Sub and Plastiq, pursuant to which (i) we will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Cayman Islands Companies Act (As Revised), and (ii) Merger Sub will merge with and into Plastiq with Plastiq surviving the merger.

For additional information regarding the Merger Agreement, see our Form 8-K filed by us on August 4, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 24, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and after the IPO, our search for a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, and will recognize other income or expense related to the change in fair value of Warrant liabilities.

We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination, and after signing the Merger Agreement described below, completing the transactions contemplated in the Merger Agreement.

For the three months ended September 30, 2022, we had a net loss of $461,424, which consists of the formation and operating costs of $2,273,045, partially offset by interest income earned on Trust Account of $1,394,141, changes in fair value of Warrant liabilities of $123,333 and recovery of offering costs originally allocated to Warrants of $294,147.

For the nine months ended September 30, 2022, we had a net income of $4,262,112, which consists of interest income earned on Trust Account of $1,928,245, changes in fair value of Warrant liabilities of $7,544,880 and recovery of offering costs originally allocated to Warrants of $294,147, offset by the formation and operating costs consisting mostly of general and administrative expenses of $5,505,160.

For the three months ended September 30, 2021, we had a net income of $3,100,349, which consists of unrealized gain from change in fair value of Warrant liabilities of $3,378,666 and investment income of $24,766 on our amounts held in the Trust Account, partially offset by the formation and operating costs consisting mostly of general and administrative expenses of $303,083.

For the nine months ended September 30, 2021, we had a net income of $6,268,705, which consists of unrealized gain from change in fair value of Warrant liabilities of $7,431,333 and investment income of $54,458 on our amounts held in the Trust Account, partially offset by the formation and operating costs consisting mostly of general and administrative expenses of $742,033 and offering costs allocated to Warrants of $475,053.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,237,226, which consisted of our net income of $4,262,112, interest income earned on marketable securities held in the Trust Account of $1,928,245, changes in the fair value of Warrant liabilities of $7,544,880, recovery of offering costs allocated to Warrants of $294,147 and changes in current assets and current liabilities, which provided $4,267,934 of cash.

For the nine months ended September 30, 2021, cash used in operating activities was $1,651,444, which consisted of our net income of $6,268,705, interest earned on marketable securities held in the Trust Account of $54,458, changes in the fair value of warrant liabilities of $7,431,333, offering costs allocated to warrants of $475,053 and changes in current assets and current liabilities, which used $909,411 of cash.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $332,011,036. We may withdraw interest to pay our taxes, if any. Through September 30, 2022, we have not withdrawn any amounts to pay for our tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our business combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash outside the trust account of $287,611, available for working capital needs. As of September 30, 2022 and December 31, 2021, none of the amount of the interest earned in the Trust Account was withdrawn as described above.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants, at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. On March 24, 2022, $250,000 was drawn under the terms of these Working Capital Loans, which amount was repaid on June 30, 2022. As of September 30, 2022, no amounts were outstanding under the Working Capital Loans.

On April 11, 2022, we entered into the 2022 Note with our Sponsor, a related party of us. Pursuant to the 2022 Note we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) March 12, 2023 or (ii) the effective date of our initial business combination. Up to $1,500,000 of such loans may be converted into Warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants, at a price of $1.50 per Warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. $1,225,000 was drawn and outstanding under the 2022 Note as of September 30, 2022.

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

We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Our amended and restated memorandum and articles of association provide that we will have only 24 months (until March 12, 2023) from the closing of the IPO to complete a business combination. There is no guarantee that we will be able to complete a business combination within the Combination Period. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the business combination or the date we are required to liquidate. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary in case we are unable to continue as a going concern.

Related Party Transactions

Founder Shares

On December 31, 2020, we issued 7,187,500 Class B Ordinary Shares to the Sponsor for an aggregate purchase price of $25,000. On February 24, 2021, we effected a share capitalization of 1,437,500 shares, resulting in 8,625,000 Class B Ordinary Shares being issued and outstanding. The share capitalization was retroactively applied in our financial statements. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On March 12, 2021, the underwriter partially exercised the over-allotment option and therefore 375,000 Founder Shares were forfeited, and 750,000 Founder Shares were no longer subject to forfeiture, resulting in 8,250,000 Founder Shares outstanding at September 30, 2022 and December 31, 2021. The underwriters forfeited their remaining over-allotment option on the date of the IPO.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 24, 2022, $250,000 was drawn under the terms of these Working Capital Loans, which amount was repaid as of September 30, 2022, and no amounts were outstanding as of September 30, 2022.

On April 11, 2022, we entered into the 2022 Note with our Sponsor, a related party of us. Pursuant to the 2022 Note we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) March 12, 2023 or (ii) the effective date of our initial business combination. Up to $1,500,000 of such loans may be converted into Warrants of the post-business combination entity, which shall have terms identical to the Private Placement Warrants, at a price of $1.50 per Warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. $1,225,000 was drawn and outstanding under the 2022 Note as of September 30, 2022.

The conversion option included in the 2022 Note is considered an embedded derivative and is remeasured at the end of each reporting period when amounts drawn under the 2022 Note will be outstanding. The value of the conversion option is de minimis as of September 30, 2022.

Administrative Support Agreement

Commencing on the date of the IPO, we have agreed to pay the Sponsor a total of $30,000 per month for rent of office space, utilities, secretarial and administrative services provided to members of our management team. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2022, we have incurred $90,000 and $270,000 in expense pursuant to this agreement, respectively. For the three and nine months ended September 30, 2021, the Company has incurred $90,000 and $201,290 in expense pursuant to this agreement, respectively. There are outstanding fees owed and accrued of $180,000 and $0 as of September 30, 2022 and 2021, respectively.

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

On March 12, 2021, we paid a fixed underwriting discount of $6,090,000. Additionally, we recorded a deferred underwriting discount of $10,657,500 payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. The deferred underwriting discount has subsequently been waived under the specific terms described in Note 7 to the accompanying unaudited condensed consolidated financial statements.

On July 8, 2022, we received a letter providing notice from Barclays, and on July 11, 2022, the Company received a letter providing notice from DBSI, waiving any entitlement to their respective portions of the $10,657,500 deferred underwriting fee that accrued from Barclays’ and DBSI’s participation as the underwriters of the Initial Public Offering and their right of first refusal to act as co-placement agents in connection with any equity or debt financing transaction (including any investment banking and financial advisory services) related to the business combination. Such waiver reduces the estimated expenses of the business combination by $10,675,500. A portion of deferred underwriting discount previously recorded in the additional paid-in capital is recorded as a recovery in the additional paid-in capital and a portion previously expensed is recorded as a recovery in the statement of operations in the three- and nine-month periods ended September 30, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 33,000,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260. We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption results in a redemption amount that approximates fair value. Remeasurement for Class A Ordinary Shares subject to redemption is not included in the determination of income or loss allocable to Class A Ordinary Shares subject to redemption, as redemption value approximates fair value. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between the Class A Ordinary Shares and the Class B Ordinary Shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the IPO since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase Warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Pursuant to ASC 480 and ASC 815, we concluded that a provision in the Warrant Agreement related to certain tender precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the condensed consolidated balance sheets and measured at fair value at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.

We account for our 12,333,333 Warrants, including 6,600,000 Warrants issued in connection with our IPO and 5,733,333 Warrants issued as part of the Private Placement, as derivative Warrant liabilities in accordance with ASC 815. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised or modified, and any change in fair value is recognized in our statements of operations. The fair value of Warrants issued by us in connection with the IPO and Private Placement has been estimated initially at Monte-Carlo simulations. Subsequently, at September 30, 2022 and December 31, 2021, Public and Private Placement Warrants were valued using observable market quotes in an active market, and Monte-Carlo simulations, respectively.

Recent Accounting Standards

In August 2020, FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the pre-existing material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Also, in the three months ended September 30, 2022 we have identified an additional material weakness related to controls over completeness and accuracy of accruals for various service providers and disclosures of contingent arrangements that the Company has entered into. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

Changes in Internal Control Over Financial Reporting

Other than described above, during the three months ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS.

None.

ITEM1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC and our Registration Statement on Form S-4 filed by us with the SEC on November 14, 2022, except for the following. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on March 12, 2021 and we announced our proposed business combination on Form 8-K filed on August 3, 2022, which date was within 18 months of our IPO, but have not yet completed our initial business combination and may be unable to do so within such 24-month period. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in Trust Account included approximately $1,394,141 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or March 9, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account , to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

We may be subject to a new 1% U.S. federal excise tax in connection with any redemptions of Plastiq Pubco Stock.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax (the “Excise Tax”) on certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The Excise Tax will apply to repurchases occurring in 2023 and beyond. The amount of the Excise Tax is generally 1% of the fair market value of the repurchased stock at the time of the repurchase. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax; however, no guidance has been issued to date. Absent such guidance, because we will be a Delaware corporation and our securities are expected to trade on the New York Stock Exchange, if the redemption of Public Shares (the “Redemption”) occurs after the Domestication such that we redeem shares of Plastiq Pubco Stock, we currently expect that we would be subject to the Excise Tax with respect to redemptions in connection with the Redemption that are treated as repurchases for this purpose if the Redemption occurs on a date after December 31, 2022. The extent of the Excise Tax that we may incur would depend on a number of factors, including the fair market value of the Plastiq Pubco Stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other guidance from the U.S. Department of the Treasury that may be issued and applicable to such redemptions. In addition, the amount of Excise Tax imposed with respect to repurchases of stock by a repurchasing corporation may be reduced by the fair market value of stock issued by the repurchasing corporation during the same taxable year. Absent the issuance of applicable guidance to the contrary, we currently expect that this reduction would be available with respect to any redemptions of Plastiq Pubco Stock by us and the issuance of Plastiq Pubco Stock by us to stockholders of Plastiq in connection with the business combination. It is possible, however, that applicable guidance is issued that would prevent or limit the potential application of this rule to such issuance and redemptions or that the applicable fair market values are such that such issuance may not be able to fully offset the redemptions for purposes of this rule.

The Excise Tax is imposed on the repurchasing corporation itself, not the shareholders from which shares are repurchased, and the mechanics of any required payment of the Excise Tax have not yet been determined. To the extent the Redemption occurs after the Domestication such that we redeem Plastiq Pubco Stock, the imposition of the Excise Tax, if any, could reduce the amount of cash available to us for effecting the Redemption such that the per-share redemption amount received by redeeming holders of Plastiq Pubco Stock may be less than $10.00 per share.

We have identified additional material weaknesses in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management concluded that we identified a material weakness in our internal controls over financial reporting related to our accounting for complex financial instruments and a material weakness in our internal controls over financial reporting related to controls over completeness and accuracy of accruals for various service providers and disclosures of contingent arrangements that we have entered into. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 8, 2022, the Company received a letter providing notice from Barclays, and on July 11, 2022, the Company received a letter providing notice from Deutsche Bank Securities Inc., waiving any entitlement to their respective portions of the $10,657,500 deferred underwriting fee that accrued from Barclays’ and DBSI’s participation as the underwriters of the Initial Public Offering and their right of first refusal to act as co-placement agents in connection with any equity or debt financing transaction (including any investment banking and financial advisory services) related to the business combination. Such waiver reduces the estimated expenses of the business combination by $10,675,500.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†	Agreement and Plan of Merger, dated as of August 3, 2022, by and among Colonnade Acquisition Corp. II, Pasadena Merger Sub Inc. and Plastiq Inc.(1)

10.1	Sponsor Support Agreement, dated as of August 3, 2022, by and among Colonnade Acquisition Corp. II, Colonnade Sponsor II LLC and Plastiq Inc.(1)

10.2	Form of Plastiq Holders Voting and Support Agreement.(1)

10.3	Form of Amended and Restated Registration Rights Agreement.(1)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) and 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2022 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONNADE ACQUISITION CORP. II

Date: November 21, 2022		/s/ Remy W. Trafelet
	Name:	Remy W. Trafelet
	Title:	Chief Executive Officer and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)